Form 10QSB
period 2003-03-31
GLOBAL ENVIROTECH INC
filed 2003-06-11
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
March 31, 2003                                            000-50162


                             GLOBAL ENVIROTECH INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                              26-0032607
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


7293 S. Sherman Street, Littleton, Colorado                       80122
- ------------------------------------                            -----
(Address of principal executive offices)                       (Zip Code)


                                      None
                                  ------------
                         (Registrant's Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes  X        No
                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   10,808,400 common shares as of March 31, 2003

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

     The financial statements have been prepared by Global Envirotech Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002, included in the Company's Form 10-SB.

                             GLOBAL ENVIROTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                                      INDEPENDENT AUDITOR'S REPORT



Board of Directors
Global Envriotech, Inc.
Littleton, CO


We have reviewed the accompanying balance sheet of Global Envirotch, Inc. (A Development Stage Company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002, and for the period April 18, 2001 (inception) to March 31, 2003, stockholders' equity for the period ended March 31, 2003, cash flows for the three-month period ended March 31, 2003 and for the period April 18, 2001 (inception) to March 31, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 2, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, Colorado

June 6, 2003

                             GLOBAL INVIROTECH,INC.
                         (A Development Stage company)
                                  Balance Sheet






                                                                                      March 31,            December 31,
                                                                                         2003                   2002
                                                                                      ------------         ----------------

ASSETS;

   Current Assets:
      Cash                                                                                $ -               -    $ -
                                                                                      ------------         ----------------

Total Current Assets                                                                               -                         -
                                                                                      ------------         ----------------


TOTAL ASSETS                                                                              $ -               -    $ -
                                                                                      ============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Advances from shareholders                                                       $ 3,800                  $ 3,800
                                                                                      ------------         ----------------

Total Current Liabilities                                                                   3,800                     3,800
                                                                                      ------------         ----------------

 Stockholders Equity
    Common stock, $.0001 par value, 50,000,000 shares                                       1,081                     1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                                                938                        938
    Deficit accumulated during the
      development stage                                                                    (5,819)                   (5,819)
                                                                                      ------------         ----------------
                                                                                      ------------         ----------------

Total Stockholders' Equity                                                                 (3,800)                   (3,800)
                                                                                      ------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ -                      $ -
                                                                                      ============         ================

See Accountants Review report



                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                            Statement of Operations.


                                                                                                             April 18, 2001
                                                                          Three-Months Ended                 (Inception) to
                                                                               March 31,                       March 31,
                                                                      2003                 2002                   2003
                                                                      ----                 ----                   ----

Revenue:
    Sales                                                                    $ -                  $ -                   $ -
                                                                      ----------           ----------              --------
Total Income                                                                   -                    -                     -
                                                                      ----------           ----------              --------
Costs and Expenses:
     Bank Charges                                                              -                    6                     6
     Professional Fees                                                         -                    -                 2,977
     Consulting Fees                                                           -                    -                 2,330
     Licenses & Permits                                                        -                    -                    25
     Printing                                                                  -                    -                   297
     Supplies                                                                  -                    -                   130
     Miscellaneous                                                             -                    -                    54
                                                                      ----------           ----------              --------
Total Expenses                                                                 -                    6                 5,819
                                                                      ----------           ----------              --------
Net Loss                                                                     $ -                 $ (6)             $ (5,819)
                                                                      ==========           ==========              ========


Per Share Information:

     Weighted average number
     of common shares outstanding                                     10,808,400           10,808,400
                                                                      ==========           ==========
Net Loss per common share                                               *                    *
                                                                      ==========           ==========
* Less than $.01

See Accounants Review Report



                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2003


                                                                                               Deficit
                                             COMMON STOCKS                Additional           Accum. During        Total
                                                                            Paid-In          Development         Stockholders'
                                      # of Shares          Amount           Capital             Stage               Equity
                                      -----------          ------         ---------           -------------         -------


April 19, 2001                           10,808,400         $ 1,081             $ 938                   $ -         $ 2,019

Net Loss for Period                               -               -                 -                  (160)           (160)
                                         ----------        --------             -----             ----------       ---------
Balance - December 31, 2001              10,808,400           1,081               938                  (160)          1,859
                                         ----------        --------             -----             ----------       ---------
Net Loss for Year                                 -               -                 -                (5,659)         (5,659)
                                         ----------        --------             -----             ----------       ---------
Balance -  December 31, 2002             10,808,400           1,081               938                (5,819)         (3,800)
                                         ----------        --------             -----             ----------       ---------
Net Loss for Period                               -               -                 -                     -               -
                                         ----------         -------             -----             ----------       ---------
Balance - March 31, 2003                 10,808,400         $ 1,081             $ 938              $ (5,819)       $ (3,800)
                                         ==========         =======             =====             ==========       =========

See Accountants Review Report



                            GLOBAL ENVIROTECH, INC.
                            Statement of Cash Flows

                                Indirect Method


                                                                                                              April 18, 2001
                                                                            Three-Months Ended                (Inception) to
                                                                                 March 31,                      March 31,
                                                                          2003               2002                2003
                                                                          ----               ----                ----

Cash Flows from Operating Activities:

     Net Loss                                                              $ -              $ (6)             $(5,819)
     Increase in shareholders - advances                                     -             3,800                3,800
                                                                         -------         -------              -------
Net Cash Used by Operating Activities                                        -             3,794               (2,019)
                                                                         -------         -------              -------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                            -             2,019                2,019
                                                                         -------         --------             -------
Net Cash provided by Financing Activities                                    -             2,019                2,019
                                                                         -------         --------             -------
Net Increase in Cash & Cash Equivalents                                      -             5,813                    -

Beginning Cash & Cash Equivalents                                            -                 -                    -
                                                                         -------         --------             -------
Ending Cash & Cash Equivalents                                             $ -           $ 5,813                    -
                                                                         =======         ========             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                $ -           $ -                      $ -
                                                                         =======         ========             =======
     Cash paid for Income Taxes                                            $ -           $ -                      $ -
                                                                         =======         ========             =======

See Accountants Review Report

                                         GLOBAL ENVIROTECH, INC.
                                      (A Development Stage Company)
                                             March 31, 2003





Note 1 - Presentation of Interim Information

In the opinion of the management of Global Envriotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-months ended March 31, 2003 and 2002 and the period April 18, 2001 (inception) to March 31, 2003, and cash flows for the three-months ended March 31, 2003 and 2002, and for the period April 18, 2001 (Inception) to March 31, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

Note 2 - Going Concern:

The company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Results of Operations
----------------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended March 31, 2003
- -----------------------------------------------------------------------------
and March 31, 2002
- ----------------------

     The Company had no revenues for the quarter in 2003 or 2002. The Company incurred no expenses in the quarter in 2003 or in 2002. The company had no loss on operations in 2003 compared or in 2002 in the quarter. The loss per share was none in 2003 and in 2002.

Liquidity and Capital Resources
- -------------------------------

     At March 31, 2003, the Company had no in cash and no other assets except outdated inventory of discontinued business with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

     Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.


Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business combination has been made which may afford revenues and potential cash flows. No assurance can be made that any such combination will ever occur.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
- --------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2.  Change in Securities.
- -----------------------------

         None

Item 3.  Defaults Upon Senior Securities.
- ----------------------------------------

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

         (Not applicable)

Item 5.  Other Information.
- --------------------------

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

(a)      Exhibits

         No exhibits as set forth in Regulation SB, are considered necessary for this filing.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  GLOBAL ENVIROTECH, INC.

Date: June 10, 2003

                                           /s/ Carl Urich
                                       by: ------------------------------
                                           Carl Urich, President

                       CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Carl Urich, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Envirotech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003


/s/ Carl Urich
- -----------------------
 Carl Urich, CEO & CFO