Form 10QSB
period 2003-06-30
GLOBAL ENVIROTECH INC
filed 2003-08-06
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
June 30, 2003                                            000-50162


                             GLOBAL ENVIROTECH INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                              26-0032607
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


7293 S. Sherman Street, Littleton, Colorado                       80122
- ------------------------------------                            -----
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

                   10,808,400 common shares as of June 30, 2003

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

                             GLOBAL ENVIROTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                    FOR THE SIX-MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)



                             GLOBAL ENVIROTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                     FOR THE SIX-MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Global Envriotech, Inc.
Littleton, CO


We have reviewed the accompanying balance sheet of Global Envirotech, Inc. (A Development Stage Company) as of June 30, 2003 and the related statements of operations for the six-months ended June 30, 2003 and 2002, and for the period April 18, 2001 (inception) to June 30, 2003, stockholders' equity for the period ended June 30, 2003, cash flows for the six-month period ended June 30, 2003 and for the period April 18, 2001 (inception) to June 30, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 2, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, Colorado

July 31, 2003

GLOBAL ENVIROTECH, INC.
(A Development Stage Company)
Balance Sheet





                                                                                      June 30,             December 31,
                                                                                         2003                   2002
                                                                                      ------------         ----------------

ASSETS;

   Current Assets:
      Cash                                                                                $ -              -    $ -
                                                                                      ------------         ----------------

Total Current Assets                                                                        -                     -
                                                                                      ------------         ----------------


TOTAL ASSETS                                                                              $ -                   $ -
                                                                                      ============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Advances from shareholders                                                       $ 3,800                  $ 3,800
                                                                                      ------------         ----------------

Total Current Liabilities                                                                   3,800                     3,800
                                                                                      ------------         ----------------

 Stockholders Equity
    Common stock, $.0001 par value, 50,000,000 shares                                       1,081                     1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                                                938                       938
    Deficit accumulated during the
      development stage                                                                    (5,819)                   (5,819)
                                                                                      ------------         ----------------
                                                                                      ------------         ----------------

Total Stockholders' Equity                                                                 (3,800)                   (3,800)
                                                                                      ------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ -                      $ -

  See Accountants Review Report                                                        ============         ================


                                                    Three-Months Ended                   Six-Months Ended            (Inception) to
                                                       June 30,                             June 30,                   June 30,
                                                 2003              2002               2003             2002            2003
                                                 ----              ----               ----             ----            ----

Revenue:
    Sales                                       $ -               $ -                $ -             $ -            $ -
                                         ----------        ----------           --------        --------       --------
Total Income                                      -                 -                  -               -              -
                                         ----------        ----------           --------        --------
Costs and Expenses:
     Bank Charges                                 -                 -                  -               6              6
     Professional Fees                            -               939                  -             939          2,977
     Consulting Fees                              -               775                  -             775          2,330
     Licenses & Permits                           -                 -                  -               -             25
     Printing                                     -                 -                  -               -            297
     Supplies                                     -                 -                  -               -            130
     Miscellaneous                                -                 -                  -               -             54
                                         ----------        ----------           --------        --------       --------
Total Expenses                                    -             1,714                  -           1,720          5,819
                                         ----------        ----------           --------        --------       --------
Net Loss                                        $ -          $ (1,714)               $ -        $ (1,720)      $ (5,819)
                                         ==========        ==========           ========        ========       ========


Per Share Information:

     Weighted average number
     of common shares outstanding        10,808,400        10,808,400
                                         ==========        ==========
Net Loss per common share                       *                 *
                                         ==========        ==========
* Less than $.01

See Accountants Review Report

                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2003


                                                                                               Deficit
                                              COMMON STOCKS                Additional           Accum. During        Total
                                                                            Paid-In           Development         Stockholders'
                                       # of Shares         Amount           Capital              Stage               Equity
                                       -----------         ------          ---------             -------            --------


April 19, 2001                            10,808,400        $ 1,081              $ 938                   $ -         $ 2,019

Net Loss for Period                                -              -                  -                  (160)           (160)
                                          ----------        -------             ------              --------        --------
Balance - December 31, 2001               10,808,400          1,081                938                  (160)          1,859
                                          ----------        -------             ------              --------        --------
Net Loss for Year                                  -              -                  -                (5,659)         (5,659)
                                          ----------        -------             ------              --------        --------
Balance -  December 31, 2002              10,808,400          1,081                938                (5,819)         (3,800)
                                          ----------        -------             ------              --------        --------
Net Loss for Period                                -              -                  -                     -               -
                                          ----------        -------             ------              --------        --------
Balance - June 30, 2003                   10,808,400        $ 1,081              $ 938              $ (5,819)       $ (3,800)
                                          ==========        =======             ======              ========        ========

See Accountants Review Report


                            GLOBAL ENVIROTECH, INC.
                            Statement of Cash Flows
                                Indirect Method

                                                                                                               April 18, 2001
                                                                               Six-Months Ended                (Inception) to
                                                                                   June 30,                       June 30,
                                                                           2003               2002                2003
                                                                           ----               ----                ----

Cash Flows from Operating Activities:

     Net Loss                                                               $ -             $ (1,720)          $ (5,819)
     Increase in shareholders - advances                                      -                1,720              3,800
                                                                           -----            --------           --------
Net Cash Used by Operating Activities                                         -                  -               (2,019)
                                                                           -----            --------           --------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                             -                  -                2,019
                                                                           -----            --------           --------
Net Cash provided by Financing Activities                                     -                  -                2,019
                                                                           -----            --------           --------
Net Increase in Cash & Cash Equivalents                                       -                  -                 -

Beginning Cash & Cash Equivalents                                             -                  -                 -
                                                                           -----            -------            -------
Ending Cash & Cash Equivalents                                              $ -                $ -                $-
                                                                           =====            ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                 $ -                $ -                $-
                                                                           =====            ========           ========
     Cash paid for Income Taxes                                             $ -                $ -                $-
                                                                           =====            ========           ========

See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                                  June 30, 2003





Note 1 - Presentation of Interim Information

In the opinion of the management of Global Envriotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six-months ended June 310, 2003 and 2002 and the period April 18, 2001 (inception) to June 30, 2003, and cash flows for the six-months ended June 30, 2003 and 2002, and for the period April 18, 2001 (Inception) to June 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Results of Operations for the Quarter Ended June 30, 2003
--------------------------------------------------------------------------------

     The company had no revenues or operations for the quarter. The company incurred no expenses in the quarter in 2003 compared to $1,714 in expenses in the quarter in 2002. The company had no loss in the quarter in 2003 compared to a ($1,714) loss in the quarter in 2002. There was no loss per share in 2003 in the quarter compared to a nominal loss per share in the quarter in 2002. There can be no assurance that the Company will be able to complete a business combination with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Six Months Ended June 30, 2003
- -----------------------------------------------------------------------------
and June 30, 2003
- ----------------------

     The Company had no revenues for the quarter in 2003 or 2002. The Company incurred no expenses in the six months in 2003 but incurred $1,720 in expenses in 2002 in the same period. The company had no loss on operations in 2003 compared to a loss of ($1,720) in 2002 in the period. The loss per share in the period was none in 2003 and nominal in 2002.

Liquidity and Capital Resources
- -------------------------------

     At June 30, 2003, the Company had no in cash and no other assets except outdated inventory of discontinued business with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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


                                                  GLOBAL ENVIROTECH, INC.

Date: August 6, 2003

                                           /s/ Carl Urich
                                       by: ------------------------------
                                           Carl Urich, President