Form 10QSB
period 2003-09-30
GLOBAL ENVIROTECH INC
filed 2003-11-07
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
September 30, 2003                                            000-50162


                             GLOBAL ENVIROTECH INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                              26-0032607
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


7293 S. Sherman Street, Littleton, Colorado                       80122
- ------------------------------------                            -----
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

                   10,808,400 common shares as of September 30, 2003

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

                             GLOBAL ENVIROTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

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



                             AUDITORS' REVIEW REPORT



Board of Directors
Global Envriotech, Inc.
Littleton, CO


We have reviewed the accompanying balance sheet of Global Envirotech, Inc. (A Development Stage Company) as of September 30, 2003 and the related statements of operations for the three and nine-months ended September 30, 2003 and 2002, and for the period April 18, 2001 (inception) to September 30, 2003, stockholders' equity for the period ended September 30, 2003, cash flows for the nine-month period ended September 30, 2003 and for the period April 18, 2001 (inception) to September 30, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 2, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, Colorado
October 28, 2003


                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                                 Balance Sheet

                                Indirect Method




                                                                                       September             December 31,
                                                                                           2003                   2002
                                                                                       -------------         ----------------

ASSETS;

   Current Assets:
      Cash                                                                                  $ -                -   $ -
                                                                                       -------------         ----------------

Total Current Assets                                                                                 -                         -
                                                                                       -------------         ----------------


TOTAL ASSETS                                                                                $ -                -   $ -
                                                                                       =============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Advances from shareholders                                                         $ 3,800                  $ 3,800
                                                                                       -------------         ----------------

Total Current Liabilities                                                                     3,800                     3,800
                                                                                       -------------         ----------------

 Stockholders Equity
    Common stock, $.0001 par value, 50,000,000 shares                                         1,081                     1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                                                   938                       938
    Deficit accumulated during the
      development stage                                                                      (5,819)                   (5,819)
                                                                                       -------------         ----------------
                                                                                       -------------         ----------------

Total Stockholders' Equity                                                                   (3,800)                   (3,800)
                                                                                       -------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ -                      $ -
                                                                                       =============         ================


See Accountants Review Report

                            GLOBAL ENVIROTECH, INC.
                         (A development Stage Company)
                            Statements of Operations


                                                        Three-Months Ended                    Nine-Months Ended       (Inception) to
                                                          September 30,                         September 30,          September 30,
                                                     2003               2002               2003              2002               2003
                                                     ----               ----               ----              ----               ----

Revenue:
    Sales                                             $      -          $       -          $       -         $       -     $      -
                                                      --------          ---------          ---------         ---------     ---------
Total Income                                                 -                  -                  -                 -            -
                                                      --------          ---------          ----------        ---------     ---------
Costs and Expenses:
     Bank Charges                                            -                  -                  -                 6            6
     Professional Fees                                       -                939                  -               939        2,977
     Consulting Fees                                         -                775                  -               775        2,330
     Licenses & Permits                                      -                  -                  -                 -           25
     Printing                                                -                  -                  -                 -          297
     Supplies                                                -                  -                  -                 -          130
     Miscellaneous                                           -                  -                  -                 -           54
                                                      --------          ---------          ---------         ---------     ---------
Total Expenses                                               -              1,714                  -             1,720        5,819
                                                      --------          ---------          ---------         ---------     ---------
Net Loss                                                   $ -           $ (1,714)               $ -          $ (1,720)    $ (5,819)
                                                      ========          =========          =========         =========     =========


Per Share Information:

     Weighted average number
     of common shares outstanding                   10,808,400         10,808,400
                                                    ==========         ==========
Net Loss per common share                              *                 *
                                                    ==========         ==========
* Less than $.01

See Accountants Review Report



                            GLOBAL ENVIROTECH, INC.
                            Statement of Cash Flows
                                Indirect Method


                                                                                                                     April 18, 2001
                                                                                   Nine-Months Ended                 (Inception) to
                                                                                      September 30,                    September 30,
                                                                               2003                2002                   2003
                                                                               ----                ----                   ----

Cash Flows from Operating Activities:

     Net Loss                                                                   $ -              $ (1,720)             $  (5,819)
     Increase in shareholders - advances                                          -                 1,720                  3,800
                                                                                ----             --------              ---------
Net Cash Used by Operating Activities                                             -                   -                   (2,019)
                                                                                ----             --------              ---------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                 -                   -                    2,019
                                                                                ----             --------              ---------
Net Cash provided by Financing Activities                                         -                   -                    2,019
                                                                                ----             --------              ---------
Net Increase in Cash & Cash Equivalents                                           -                   -                        -

Beginning Cash & Cash Equivalents                                                 -                   -                        -
                                                                                ----             --------              ---------
Ending Cash & Cash Equivalents                                                  $ -                 $ -                      $ -
                                                                                ====             ========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                     $ -                 $ -                      $ -
                                                                                ====             ========              =========
     Cash paid for Income Taxes                                                 $ -                 $ -                      $ -
                                                                                ====             ========              =========

See Accountants Review Report



                            GLOBAL ENVIROTECH, INC.
                          (A Devlopment Stage Company)
                         Stockholders' Equity (Deficit)
                               September 30, 2003


                                                                                               Deficit
                                              COMMON STOCKS                Additional        Accum. During            Total
                                                                            Paid-In           Development         Stockholders'
                                       # of Shares         Amount           Capital              Stage               Equity
                                       -----------         ------           -------              -----


April 19, 2001                            10,808,400        $ 1,081              $ 938                   $ -           $ 2,019

Net Loss for Period                                -              -                  -                  (160)             (160)
                                          ----------        -------             ------             ---------          --------
Balance - December 31, 2001               10,808,400          1,081                938                  (160)            1,859
                                          ----------        -------             ------             ---------          ---------
Net Loss for Year                                  -              -                  -                (5,659)           (5,659)
                                          ----------        -------             ------             ---------          ---------
Balance -  December 31, 2002              10,808,400          1,081                938                (5,819)           (3,800)
                                          ----------        -------             ------             ---------          ---------
Net Loss for Period                                -              -                  -                     -                 -
                                          ----------        -------             ------             ---------          ---------
Balance - September 30, 2003              10,808,400        $ 1,081              $ 938              $ (5,819)         $ (3,800)
                                          ==========        =======             ======             =========          =========

See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                               September 30, 2003





Note 1 - Presentation of Interim Information

In the opinion of the management of Global Envriotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three and nine-months ended September 30, 2003 and 2002 and the period April 18, 2001 (inception) to September 30, 2003, and cash flows for the nine-months ended September 30, 2003 and 2002, and for the period April 18, 2001 (Inception) to September 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Results of Operations for the Quarter Ended September 30, 2003
--------------------------------------------------------------------------------

     The company had no revenues or operations for the period. The company incurred no expenses in the period in 2003 compared to $1,714 in expenses in the period in 2002. The company had no loss in the period in 2003 compared to a ($1,714) loss in the period in 2002. There was no loss per share in 2003 in the period compared to a nominal loss per share in the period in 2002. There can be no assurance that the Company will be able to complete a business combination with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2003
- -----------------------------------------------------------------------------
and September 30, 2002
- ----------------------

     The Company had no revenues for the period in 2003 or 2002. The Company incurred no expenses in the nine months in 2003 but incurred $1,720 in expenses in 2002 in the same period. The company had no loss on operations in 2003 compared to a loss of ($1,720) in 2002 in the period. The loss per share in the period was none in 2003 and nominal in 2002.

Liquidity and Capital Resources
- -------------------------------

     At September 30, 2003, the Company had no in cash and no other assets except outdated inventory of discontinued business with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

     Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.



Item 3. Evaluation of Internal and Disclosure Controls
----------------------------------------------

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

         (Not applicable)

Item 5.  Other Information.
- --------------------------

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------


(a)       Exhibits - #31 CERTIFICATION PURSUANT TO SECTION
                       302 OF THE SARBANES OXLEY ACT

                     #32 CERTIFICATION OF DISCLOSURE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  GLOBAL ENVIROTECH, INC.

Date: November 6, 2003

                                           /s/ Carl Urich
                                       by: ------------------------------
                                           Carl Urich, President