Form 10KSB
period 2003-12-31
GLOBAL ENVIROTECH INC
filed 2004-10-01
CIK 1216014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                               File No.: 000-50162

                             GLOBAL ENVIROTECH, INC.
                           ---------------------------
                 (Name of Small Business Issuer in its charter)


        Colorado                                   26-0032607
        --------                                   ----------
State or other jurisdiction of                  IRS Employer ID Number
incorporation or organization

7293 S. Sherman Street, Littleton CO                      80122
-------------------------------------                   ----------
(Address of principal executive offices)                (Zip Code)

         Issuer's telephone number:   None

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [_]      No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0

         As of December 31, 2003, 3,937,400 shares of the Company's Common Stock, $.0001 par value per share, were held by non-affiliates.

         The number of shares of Common Stock of the registrant outstanding as of December 31, 2003, were 10,808,400.

                                TABLE OF CONTENTS

PART I                                                                      PAGE

   Item 1.  Description of Business                                           4
   Item 2.  Description of Property                                           5
   Item 3.  Legal Proceedings                                                 6
   Item 4.  Submission of Matters to a Vote of Security Holders               6


PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters          6
   Item 6.  Management's Discussion and Analysis or Plan of Operation         7
   Item 7.  Financial Statements                                              9
   Item 8.  Changes in and Disagreements With Accountants on Accounting       9
                  and Financial Disclosure
   Item 8a. Controls and Procedures                                           9


PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act           10
   Item 10. Executive Compensation                                            12
   Item 11. Security Ownership of Certain Beneficial Owners and Management    13
   Item 12. Certain Relationships and Related Transactions                    13
   Item 13. Exhibits and Reports on Form 8-K                                  13
   Item 14. Principal accountant fees and services                            14

SIGNATURES                                                                    15

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Global Envirotech, Inc. ("Global") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Global or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Global concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Global is in the development stage, with only very limited assets, and that for Global to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Global's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

         Global Envirotech, Inc. (the "Company" or "Global") was incorporated in Colorado on April 18, 2001. The Company was organized to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America.

         The Company was founded to be a subsidiary of World Envirotech, Inc. and in a shareholder's meeting in June 2001 the shareholders of World Envirotech, Inc. approved the transfer of certain proprietary technology to its subsidiary, Global Envirotech, and the spin out, by pro rata dividend, to World Envirotech's then shareholders, of the share ownership of Global Envirotech.

         The Company owns all rights to technology developed by Carl Urich and World Envirotech for attempting to reduce pollution emissions from automobile engines with an add on device known as "Turbomaster." The Company has been unable to obtain investment funds for working capital, and, further, it appears the rapid development of computer/processor controls for adjusting air/fuel mixture in recently manufactured cars has rendered the technology obsolete and effectively unworkable in the recently manufactured car market. The inventor's
(Carl Urich)   heart  attacks in 2002 also have caused the  management  to believe that in order to obtain some value from shares, the Company should seek other business opportunities.

         In 2004 the Company reentered the Turbomaster business by acquiring the sales operations in Arizona of Carl Urich. The Company intends to continue the Turbomaster sales business in the coming year.

NEED FOR ADDITIONAL FINANCING

         The Company does not have capital sufficient to meet the Company's cash needs, to carry out its business plan. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing its business plan. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct its business activities in the next twelve months. Management has no current plan to seek capital in the form of loans or stock private placements at this time.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company does not expect to hire employees in the next twelve months, however, if it achieves a business growth, it may acquire or add employees of an unknown number in the next twelve months.

         The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has a start up business, no capital in cash, no other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company does not own property. The Company's mailing address is 7293 S. Sherman Street, Littleton CO 80122.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

         No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fiscal year covered by this report.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) During the fiscal year ended December 31, 2003, no public trading market exists for the Company's securities, and there is no active market for the Common Shares at this time.

         There currently is no public market for Global's common stock in the pink, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until Global's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

         For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Global's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Global's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

         (b) As of December 31, 2003, there were 43 shareholders of record of the Registrant's common stock.

         (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

         Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Dividends

         The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

         The Company had no cash capital at fiscal year end 2003 or 2002. The Company will need to borrow funds or make private placements of stock in order to fund any operations. There is no assurance that any funds can be raised in loans or private placements.

         The Company had no revenue in fiscal year ended December 31, 2003 or 2002. The compared incurred expenses of $26,374 in the fiscal year ended December 31 2003 compared to $5,659 in expenses in 2002. The net loss was ($26,374) in fiscal year ended in 2003 compared to ($5,659) in fiscal year ended in 2002 at December 31. The net loss per share was nominal in fiscal year ended December 31, 2003 fiscal year ended on December 31, 2002.

         The Company has accumulated deficit since inception of ($32,193). The Company expects the trend of losses will continue until such time as the Company is unable to obtain or develop a business which may become profitable. Of course, there is no assurance that any profitable business will ever exist in the Company.

         The Company intends to pursue the Turbomaster marketing business and believes that a $50,000 budget will enable it to obtain some sales. The Company intends to spend approximately $30,000 on marketing, $10,000 on parts and $10,000 on administrative expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

         At year end, the Company had no operating capital or other liquid assets at year end and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person for advances or loans. Its only source for capital could be sale or licensing of the patent the company holds, loans, or private placements of common stock. The Company intends to try to achieve a private placement of $50,000 in order to have operating capital.

         The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2003.

Need for Additional Funding

         The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business operations whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

         The Company estimates it will require $30,000 to $40,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $30,000 to $40,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

         The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan. The Company will need to raise additional funds to conduct its business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months. It may add full or part time employees of an unknown number in the next twelve months.

         Going concern qualification: The Company has incurred significant losses from operations for the year ended December 31, 2003, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has the following capital commitments for leases and equipment:

Capital Commitments: NONE

Equipment: NONE

Office Premises

         The Company currently maintains a mailing address at 7293 S. Sherman Street, Littleton, CO 80122 which is the mailing address of its President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

ITEM 7 - FINANCIAL STATEMENTS

         The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

         The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.

ITEM 8a - CONTROLS AND PROCEDURES

         The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

         There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The current Executive officers of Registrant at December 31, 2003 are:

Name                            Position Held              Tenure
-----------------------------------------------------------------------------
Carl L. Urich                   President and Director     Annual since 2001

                                Secretary, Treasurer and
Edna G. Urich                   Director                   Annual since 2001


Business Experience

         The following is a brief account of the business experience during at least the past five years of the persons designated to be new directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

         CARL L. URICH, age 72, President and Director since 2001. Mr. Urich's professional experience includes many different areas in the automotive industry. He performed tooling design and construction for General Motors, he was an engineer and divisional superintendent supervising skilled trade departments for American Motors.

         Mr. Urich formed Turbomaster, Inc. in 1992, which went out of business due to lack of capital in 1995. Mr. Urich was President and a director of World Envirotech, Inc. from inception in 1994 to 2001. In 1997, Mr. Urich filed a personal bankruptcy petition and was discharged.

         EDNA G. URICH, age 71, has been Director and Secretary of the Company since inception in 2001. Mrs. Urich has Secretary and Director of Turbomaster, Inc. from 1992 to 1995. Turbomaster, Inc. went out of business in 1995 due to lack of capital. Mrs. Urich filed a personal bankruptcy petition in 1997 and was discharged. Mrs. Urich was Secretary and director of World Envirotech, Inc. from 1994 to 2001.

         No appointee for a director position has been found guilty of any civil regulatory or criminal offense or is currently the subject of any civil regulatory proceeding or any criminal proceeding.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of the registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(a) forms they file.

         The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows:


Carl L. Urich                                           1x Form 3 (late filing)
Edna G. Urich                                           1x Form 3 (late filing)


Conflicts of Interest

         The officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Conflicts of Interest - General.

         Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997.

         The Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

ITEM 10- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Cash Compensation.

         Compensation paid for all services provided up to December 31, 2003 (1) to each of our executive officers and (2) to all officers as a group.

------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Name and Principal       Year      Salary     Bonus    Consulting     Number of   Securities       Long Term Compensation/
Position                                               Fees/Other     Shares      Underlying       Option
                                                       Fees ($)                   Options/
                                                                                  SARS (#)
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Carl L. Urich,           2001             $0        0             $0           0                0                         0
President
                         2002             $0        0             $0           0                0                         0
                         2003             $0        0             $0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Edna G. Urich,           2001             $0        0             $0           0                0                         0
Secretary/Treasurer
                         2002             $0        0             $0           0                0                         0
                         2003             $0        0             $0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Officers as a Group      2001             $0        0             $0           0                0                         0
                         2002             $0        0             $0           0                0                         0
                         2003             $0        0             $0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------

                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (to December 31, 2003)

----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Name                    Year         Annual         Meeting       Consulting      Number of Option     Securities Underlying
                                     Retainer       Fees ($)      Fees/Other      Shares Exercised     Options/SARS (#)
                                     Fees ($)                     Fees ($)
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Carl L. Urich, Director 2001                     0             0               0                    0                           0
                        2002                     0             0               0                    0                           0
                        2003                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Edna G. Urich, Director 2002                     0             0               0                    0                           0
                        2003                     0             0               0                    0                           0
                        2003                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------

         The Company has not formed an Audit Committee.

         The Corporation is a small business filer and has until July 31, 2005 to form an audit committee as defined by the Sarbanes-Oxley Act of 2002. The Audit committee has yet to hire a "qualified financial expert" as defined by the Sarbanes-Oxley Act of 2002.

         The Company has not adopted an Integrity and Ethics Policy.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the share ownership of officers, directors and 5% or greater shareholders as of December 31, 2003.


                                                               NUMBER OF SHARES          OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS                                                           PERCENTAGE
----------------------------------------------------------------------------------------------------------
Edna G. or Carl L. Urich                                       6,871,000                 63.5%
7293 S. Sherman Street
Littleton, CO  80122

Mark S. & Te Huey Urich                                        3,000,000                 27.7%
8385 S. Cobblestone St.
Highlands Ranch, CO  80126

All directors and executive                                    6,871,000                 63.5%
officers as a group (2 persons)

         Each principal shareholder has sole investment power and sole voting power over the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

         The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

         Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits filed with this annual report.

Exhibit No.               Description
-----------               -----------
3.1                        Articles of Incorporation (1)
3.2                        Bylaws (1)
31.1                       Section 302 Certification (CEO)
31.2                       Section 302 Certification (CFO)
32.1                       Section 906 Certification (CEO)
32.2                       Section 906 Certification (CFO)

         (1)Incorporated by reference from the exhibits included with the Company's prior Report on Form 10SB12G filed with the Securities and Exchange Commission, on January 28, 2003.

(b)   Reports on Form 8-K

         The Company filed reports on Form 8K in 2003 as follows:

         None.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         General. Michael Johnson & Co., LLC ("Johnson") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Johnson's independence.

         Audit Fees.  Johnson  billed for the following  professional  services:
$1,500 for the fiscal periods ending March 31, 2003, June 31, 2003, and September 30, 2003; $2,500 for the audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003.

         Audit  Related   Fees.   None.

         All Other Fees. There were no tax fees or other fees in 2002 or 2003 charged by any Auditing or other accounting firm.

         The   Company's   Board  acts  as  the  audit   committee  and  had  no
"pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         The auditors' full time employees performed all audit work.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Global Envirotech, Inc.


         Date: October 1, 2004         By:/s/Carl L. Urich
                                       -----------------------------------
                                       Carl L. Urich, President, CEO & CFO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: October 1, 2004         By:/s/Carl L. Urich
                                       -----------------------------
                                       Carl L. Urich, President, CEO & CFO

         Date: October 1, 2004         By:/s/Edna G. Urich
                                       -----------------------------
                                       Edna G. Urich, Secretary/Treasurer

                                   DIRECTORS:

         Date: October 1, 2004         By:/s/Carl L. Urich
                                       -----------------------------
                                       Carl L. Urich

         Date: October 1, 2004         By:/s/Edna G. Urich
                                       -----------------------------
                                       Edna G. Urich

                             GLOBAL ENVIROTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                December 31, 2003

Index to Financial Statements:

INDEPENDENT AUDITOR'S REPORT.............................................. F-1

BALANCE SHEET as of December 31, 2003..................................... F-2

STATEMENTS OF OPERATIONS for fiscal years ended December 31, 2003 and 2002 and from Inception (April 18, 2001) through December 31, 2003..............F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
from Inception (April 18, 2001) through December 31, 2003................. F-4

STATEMENTS OF CASH FLOWS for fiscal years ended December 31, 2003 and 2002 and from Inception (April 18, 2001) through December 31, 2003..............F-5

NOTES TO FINANCIAL STATEMENTS......................................... F-6 - F-8

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Global Envirotech, Inc.
Denver, CO


We have audited the accompanying balance sheet of Global Envirotech, Inc., (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003 and the period April 18, 2001 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Envirotech, Inc., as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and the period April 18, 2001 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $32,193 from operations through December 31, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Michael Johnson & Co., LLC
-----------------------------
Michael Johnson & Co., LLC
Denver, Colorado
April 21, 2004

                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                                  December 31,

                                                                                             2003                  2002
                                                                                          ------------         -------------

ASSETS;

   Current Assets:
      Cash                                                                                $         -          $         -
                                                                                          ------------         -------------

Total Current Assets                                                                                -                    -
                                                                                          ------------         -------------


TOTAL ASSETS                                                                              $         -          $         -
                                                                                          ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts Payable                                                                 $    26,374          $          -
         Advances from shareholders                                                             3,800                 3,800
                                                                                          ------------         -------------

Total Current Liabilities                                                                      30,174                 3,800
                                                                                          ------------         -------------

 Stockholders Equity
    Common stock, $.0001 par value, 50,000,000 shares                                           1,081                 1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                                                    938                   938
    Deficit accumulated during the
      development stage                                                                       (32,193)               (5,819)
                                                                                          ------------         -------------

Total Stockholders' Equity                                                                    (30,174)               (3,800)
                                                                                          ------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $         -          $          -
                                                                                          ============         =============


   The accompanying notes are an integral part of these financial statements.

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                             Statement of Operations



                                                                                                    April 18, 2001
                                                             Year Ended                             (Inception) to
                                                               December 31,                         December 31,
                                                            ---------------------------------
                                                                2003               2002                 2003
                                                            --------------     --------------       -------------

Revenue:
    Sales                                                   $           -      $           -        $          -
                                                            --------------     --------------       -------------

Total Income                                                            -                  -                   -
                                                            --------------     --------------       -------------

Costs and Expenses:
     Bank Charges                                                       -                  6                   6
     Professional Fees                                             26,374              2,817              29,351
     Consulting Fees                                                    -              2,330               2,330
     Licenses & Permits                                                 -                 25                  25
     Printing                                                           -                297                 297
     Supplies                                                           -                130                 130
     Miscellaneous                                                      -                 54                  54
                                                            --------------     --------------       -------------

Total Expenses                                                     26,374              5,659              32,193
                                                            --------------     --------------       -------------

Net Loss                                                    $     (26,374)     $      (5,659)       $    (32,193)
                                                            ==============     ==============       =============



Per Share Information:

     Weighted average number
     of common shares outstanding                              10,808,400         10,808,400
                                                            ==============     ==============

Net Loss per common share                                         *                  *
                                                            ==============     ==============

* Less than $.01




   The accompanying notes are an integral part of these financial statements.

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2003

                                                                                Deficit
                                         COMMON STOCKS         Additional     Accum. During      Total
                                    -----------------------      Paid-In      Development     Stockholders'
                                    # of Shares      Amount      Capital         Stage           Equity
                                    -----------      ------    ------------ ----------------- -------------

April 19, 2001                        10,808,400   $    1,081  $       938  $              -  $      2,019

Loss for Period                                -            -            -              (160)         (160)
                                   --------------  ----------- ------------ ----------------- -------------

Balance - December 31, 2001           10,808,400        1,081          938              (160)        1,859
                                   --------------  ----------- ------------ ----------------- -------------

Net Loss for Year                              -            -            -            (5,659)       (5,659)
                                   --------------  ----------- ------------ ----------------- -------------

Balance -  December 31, 2002          10,808,400        1,081          938            (5,819)       (3,800)
                                   --------------  ----------- ------------ ----------------- -------------

Net Loss for Year                              -            -            -           (26,374)      (26,374)
                                   --------------  ----------- ------------ ----------------- -------------

Balance - December 31, 2003           10,808,400   $    1,081  $       938  $        (32,193) $    (30,174)
                                   ==============  =========== ============ ================= =============


















   The accompanying notes are an integral part of these financial statements.

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                        For the Year Ended December 31,

                                Indirect Method

                                                                                          April 18, 2001
                                                                                          (Inception) to
                                                                                           December 31,
                                                                           2003               2002                2003
                                                                       -------------      --------------       ------------

Cash Flows from Operating Activities:

     Net Loss                                                           $ (26,374)        $      (5,659)       $   (32,193)
     Increase in Accounts Payable                                          26,374                     -             26,374
     Increase in shareholders - advances                                        -                 3,800              3,800
                                                                       -------------      --------------       ------------

Net Cash Used by Operating Activities                                           -                (1,859)            (2,019)
                                                                       -------------      --------------       ------------

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                               -                     -              2,019
                                                                       -------------      --------------       ------------

Net Cash provided by Financing Activities                                       -                     -              2,019
                                                                       -------------      --------------       ------------

Net Increase in Cash & Cash Equivalents                                         -                (1,859)                 -

Beginning Cash & Cash Equivalents                                               -                 1,859                  -
                                                                       -------------      --------------       ------------

Ending Cash & Cash Equivalents                                         $        -         $           -        $         -
                                                                       =============      ==============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                            $        -         $           -        $         -
                                                                       =============      ==============       ============
     Cash paid for Income Taxes                                        $        -         $           -        $         -
                                                                       =============      ==============       ============

   The accompanying notes are an integral part of these financial statements.

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Global Envirotech, Inc. (the "Company") (a development stage company) was incorporated on April 18, 2001, under the laws of the state of Colorado. The Company is in the development stages and was organized for the purpose of raising capital. The Company's fiscal year end is December 31.

Basis of Presentation - Development Stage Company:

The Company has not earned significant revenues from limited principal operations. Accordingly, the "Company" activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT):

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

NOTE 2 - FEDERAL INCOME TAXES:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
         Net operating loss carryforwards                            $  32,193
         Valuation allowance                                          ( 32,193)
                                                                     -----------
         Net deferred tax assets                                     $       0
                                                                     ===========

At December 31, 2003, the Company had net operating loss carryforwards of approximately $32,193 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

NOTE 3 - GOING CONCERN:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no assets, generated no revenues and has an accumulated deficit at December 31, 2003 of $32,193.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


NOTE 4 - CAPITAL STOCK TRANSACTIONS:

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.0001 par value. During the period ended December 31, 2003, the Company issued no shares of common stock.

NOTE 5 - SEGMENT INFORMATION:

Global Envirotech, Inc. operates primarily in a single operating segment, the capital raising business.