Form 10QSB
period 2004-03-31
GLOBAL ENVIROTECH INC
filed 2004-10-01
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
March 31, 2004                                              000-50162


                             GLOBAL ENVIROTECH, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                    26-0032607
------------------------                               ------------------------
(State of incorporation)                               IRS Employer ID Number


7293 S. Sherman Street, Littleton CO                                     80122
--------------------------------------------------                       -----
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

                           Yes           No  X
                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  10,808,400 common shares as of March 31, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

     The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

     The financial statements have been prepared by Global Envirotech, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 10-KSB.

                             GLOBAL ENVIROTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Global Envriotech, Inc.
Littleton, CO


We have reviewed the accompanying balance sheet of Global Envirotech, Inc. (A Development Stage Company) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003, and for the period April 18, 2001 (inception) to March 31, 2004, stockholders' equity for the period ended March 31, 2004, cash flows for the three-month period ended March 31, 2004 and 2003, and for the period April 18, 2001 (inception) to March 31, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States and standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 21, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/Michael Johnson & Co., LLC
------------------------------
Michael Johnson & Co., LLC
Denver, Colorado

August 18, 2004

                             GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                                                     March 31,      December 31,
                                                                        2004             2003
                                                                    -------------  -----------------
ASSETS;

   Current Assets:
      Cash                                                          $    7,241     $            -
                                                                    -------------  -----------------

Total Current Assets                                                     7,241                  -
                                                                    -------------  -----------------


TOTAL ASSETS                                                        $    7,241     $            -
                                                                    =============  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts Payable                                           $   26,374     $       26,374
         Advances from shareholders                                     11,041              3,800
                                                                    -------------  -----------------

Total Current Liabilities                                               37,415             30,174
                                                                    -------------  -----------------

 Stockholders Equity
    Common stock, $.0001 par value, 50,000,000 shares                    1,081              1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                             938                938
    Deficit accumulated during the
      development stage                                                (32,193)           (32,193)
                                                                    -------------  -----------------

Total Stockholders' Equity                                             (30,174)           (30,174)
                                                                    -------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    7,241     $            -
                                                                    =============  =================














                         See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                            Statement of Operations

                                                                                                  April 18, 2001
                                                              Three-Months Ended                  (Inception) to
                                                                  March 31,                          March 31,
                                                    ---------------------------------------
                                                          2004                  2003                   2004
                                                    -----------------     -----------------       ----------------
Revenue:
    Sales                                           $              -      $              -        $             -
                                                    -----------------     -----------------       ----------------

Total Income                                                       -                     -                      -
                                                    -----------------     -----------------       ----------------

Costs and Expenses:
     Bank Charges                                                  -                     -                      6
     Professional Fees                                             -                     -                 29,351
     Consulting Fees                                               -                     -                  2,330
     Licenses & Permits                                            -                     -                     25
     Printing                                                      -                     -                    297
     Supplies                                                      -                     -                    130
     Miscellaneous                                                 -                     -                     54
                                                    -----------------     -----------------       ----------------

Total Expenses                                                     -                     -                 32,193
                                                    -----------------     -----------------       ----------------

Net Loss                                            $              -      $              -        $       (32,193)
                                                    =================     =================       ================



Per Share Information:

     Weighted average number
     of common shares outstanding                         10,808,400            10,808,400
                                                    =================     =================

Net Loss per common share                                  *                     *
                                                    =================     =================

* Less than $.01





                         See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2004


                                                                                               Deficit
                                             COMMON STOCKS                Additional        Accum. During            Total
                                        ----------------------             Paid-In           Development         Stockholders'
                                      # of Shares         Amount           Capital              Stage               Equity
                                      -----------         ------         -------------     ----------------      -------------


April 19, 2001                           10,808,400     $     1,081      $        938      $             -       $      2,019

Net Loss for Period                               -               -                 -                 (160)              (160)
                                     ---------------    ------------     -------------     ----------------      -------------

Balance - December 31, 2001              10,808,400           1,081               938                 (160)             1,859
                                     ---------------    ------------     -------------     ----------------      -------------

Net Loss for Year                                 -               -                 -               (5,659)            (5,659)
                                     ---------------    ------------     -------------     ----------------      -------------

Balance -  December 31, 2002             10,808,400           1,081               938               (5,819)            (3,800)
                                     ---------------    ------------     -------------     ----------------      -------------

Net Loss for Year                                 -               -                 -              (26,374)           (26,374)
                                     ---------------    ------------     -------------     ----------------      -------------

Balance -  December 31, 2003             10,808,400           1,081               938              (32,193)           (30,174)
                                     ---------------    ------------     -------------     ----------------      -------------

Net Loss for Period                               -               -                 -                    -                  -
                                     ---------------    ------------     -------------     ----------------      -------------

Balance -  March 31, 2004                10,808,400     $     1,081      $        938      $       (32,193)      $    (30,174)
                                     ===============    ============     =============     ================      =============





                         See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                             Statement of Cash Flows

                                Indirect Method

                                                                                                            April 18, 2001
                                                                               Three-Months Ended           (Inception) to
                                                                                   March 31,                   March 31,
                                                                              2004             2003             2004
                                                                         ---------------- ---------------   -------------

Cash Flows from Operating Activities:

     Net Loss                                                            $             -  $            -    $     (5,819)
                                                                         ---------------- ---------------   -------------

Net Cash Used by Operating Activities                                                  -               -          (5,819)
                                                                         ---------------- ---------------   -------------

Cash Flows from Financing Activities:

     Increase in shareholders - advances                                           7,241               -          11,041
     Proceeds from stock issuance                                                      -               -           2,019
                                                                         ---------------- ---------------   -------------

Net Cash provided by Financing Activities                                          7,241               -          13,060
                                                                         ---------------- ---------------   -------------

Net Increase in Cash & Cash Equivalents                                            7,241               -           7,241

Beginning Cash & Cash Equivalents                                                      -               -               -
                                                                         ---------------- ---------------   -------------

Ending Cash & Cash Equivalents                                           $         7,241  $            -    $      7,241
                                                                         ================ ===============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                              $             -  $            -    $          -
                                                                         ================ ===============   =============
     Cash paid for Income Taxes                                          $             -  $            -    $          -
                                                                         ================ ===============   =============




                         See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                                 March 31, 2004





Note 1 - Presentation of Interim Information

In the opinion of the management of Global Envriotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three-months ended March 31, 2004 and 2003 and the period April 18, 2001 (inception) to March 31, 2004, and cash flows for the three-months ended March 31, 2004 and 2003, and for the period April 18, 2001 (Inception) to March 31, 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
--------------

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Global Envirotech, Inc., ("Global Envirotech, Inc." the "Company" or "Issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Global Envirotech, Inc. actual results to be materially different from any future results expressed or implied by Gobal Envirotech, Inc. in those statements. Important facts that could prevent Global Envirotech, Inc. from achieving any stated goals include, but are not limited to, the following:

          (a)  volatility or decline of the Company's stock price;

          (b)  potential fluctuation in quarterly results;

          (c)  failure of the Company to earn revenues or profits;

          (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

          (e)  failure to commercialize its technology or to make sales;

          (f)  rapid and significant changes in markets;

          (g) litigation with or legal claims and allegations by outside parties;

          (h)  insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

     The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.

Results of Operations for the Quarter Ended March 31, 2004
--------------------------------------------------------------------------------

     The Company had no revenues or operations for the quarter. The Company incurred no expenses in the quarter in 2004 or in the same quarter of 2003. The Company incurred no interest expense in the quarter in 2004 and 2003, respectively. The Company had no loss in the quarter in 2004 and no loss in the quarter in 2003. There was nominal loss per share in 2004 and in 2003. There can be no assurance that the Company will be able to commence business.


Liquidity and Capital Resources
--------------------------------

     At March 31, 2004, the Company had $7,241 in cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

     When the Company recommences operation, lack of existing capital may be a sufficient impediment to prevent its continuation. If operations are commenced the Company's needs for additional financing is likely to increase substantially.

NEED FOR ADDITIONAL FINANCING

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

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it commences acquisition, it may acquire or add employees of an unknown number in the next twelve months.

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $30,174, all of which is current, limited cash, nominal assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements of approximately $50,000.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

         None.


ITEM 2.  CHANGE IN SECURITIES.
------------------------------

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------

         None.


ITEM 5.  OTHER INFORMATION.
---------------------------

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a)      Exhibits - #31      CERTIFICATION PURSUANT TO SECTION
                             302 OF THE SARBANES-OXLEY ACT

                    #32      CERTIFICATION OF DISCLOSURE PURSUANT TO
                             18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)      Reports on Form 8-K

                    None.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GLOBAL ENVIROTECH, INC.

Date: October 1, 2004


                                       by:/s/Carl Urich
                                           ------------------------------
                                           Carl Urich, President