Form 10QSB
period 2004-06-30
GLOBAL ENVIROTECH INC
filed 2004-10-01
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
June 30, 2004                                              000-50162


                             GLOBAL ENVIROTECH, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                    26-0032607
------------------------                               ------------------------
(State of incorporation)                               IRS Employer ID Number


7293 S. Sherman Street, Littleton CO                                     80122
--------------------------------------------------                       -----
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

                  10,808,400 common shares as of June 30, 2004

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

                             GLOBAL ENVIROTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                     FOR THE SIX-MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


                             AUDITORS' REVIEW REPORT



Board of Directors
Global Envriotech, Inc.
Littleton, CO


We have reviewed the accompanying balance sheet of Global Envirotech, Inc. (A Development Stage Company) as of June 30, 2004 and the related statements of operations for the three and six-months ended June 30, 2004 and 2003, and for the period April 18, 2001 (inception) to June 30, 2004, stockholders' equity for the period ended June 30, 2004, cash flows for the six-month period ended June 30, 2004 and 2003, and for the period April 18, 2001 (inception) to June 30, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 21, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/Michael Johnson & Co., LLC
-----------------------------
Michael Johnson & Co., LLC
Denver, Colorado
August 18, 2004

                             GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                                                      June 30,              December 31,
                                                                       2004                   2003
                                                                   -------------         ----------------

ASSETS;

   Current Assets:
      Cash                                                         $      7,531          $             -
                                                                   -------------         ----------------

Total Current Assets                                                      7,531                        -
                                                                   -------------         ----------------


TOTAL ASSETS                                                       $      7,531          $             -
                                                                   =============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts Payable                                          $     26,374          $        26,374
         Advances from shareholders                                      11,041                    3,800
                                                                   -------------         ----------------

Total Current Liabilities                                                37,415                   30,174
                                                                   -------------         ----------------

 Stockholders Equity
    Common stock, $.0001 par value, 50,000,000 shares                     1,081                    1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                              938                      938
    Deficit accumulated during the
      development stage                                                 (31,903)                 (32,193)
                                                                   -------------         ----------------

Total Stockholders' Equity                                              (29,884)                 (30,174)
                                                                   -------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      7,531          $             -
                                                                   =============         ================
















                         See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                            Statement of Operations

                                                                                                                      April 18, 2001
                                                  Three-Months Ended                      Six-Months Ended            (Inception) to
                                                       June 30,                              June 30,                    June 30,
                                          ------------------------------------   -----------------------------------
                                                2004               2003               2004               2003              2004
                                          -----------------   ----------------   ----------------  -----------------  --------------

Revenue:
    Sales                                 $          3,600    $             -    $         3,600   $              -   $       3,600
    Cost of Goods Sold                              (2,400)                               (2,400)                            (2,400)
                                          -----------------                      ----------------

Total Income                                         1,200                  -              1,200                  -           1,200
                                          -----------------   ----------------   ----------------  -----------------  --------------

Costs and Expenses:
     Bank Charges                                        -                  -                  -                  -               6
     Professional Fees                                   -                  -                  -                  -          29,351
     Consulting Fees                                     -                  -                  -                  -           2,330
     Licenses & Permits                                  -                  -                  -                  -              25
     Printing                                            -                  -                  -                  -             297
     Supplies                                            -                  -                  -                  -             130
     Miscellaneous                                     910                  -                910                  -             964
                                          -----------------   ----------------   ----------------  -----------------  --------------

Total Expenses                                         910                  -                910                  -          33,103
                                          -----------------   ----------------   ----------------  -----------------  --------------

Net Gain/Loss                             $            290    $             -    $           290   $              -   $     (31,903)
                                          =================   ================   ================  =================  ==============



Per Share Information:

     Weighted average number
     of common shares outstanding               10,808,400         10,808,400
                                          =================   ================

Net Loss per common share                        *                   *
                                          =================   ================

* Less than $.01










                         See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                  June 30, 2004


                                                                                               Deficit
                                             COMMON STOCKS                Additional        Accum. During            Total
                                        ----------------------             Paid-In           Development         Stockholders'
                                      # of Shares         Amount           Capital              Stage               Equity
                                      -----------         ------         -------------     ----------------      -------------


April 19, 2001                           10,808,400     $     1,081      $        938      $             -       $      2,019

Net Loss for Period                               -               -                 -                 (160)              (160)
                                     ---------------    ------------     -------------     ----------------      -------------

Balance - December 31, 2001              10,808,400           1,081               938                 (160)             1,859
                                     ---------------    ------------     -------------     ----------------      -------------

Net Loss for Year                                 -               -                 -               (5,659)            (5,659)
                                     ---------------    ------------     -------------     ----------------      -------------

Balance -  December 31, 2002             10,808,400           1,081               938               (5,819)            (3,800)
                                     ---------------    ------------     -------------     ----------------      -------------

Net Loss for Year                                 -               -                 -              (26,374)           (26,374)
                                     ---------------    ------------     -------------     ----------------      -------------

Balance -  December 31, 2003             10,808,400           1,081               938              (32,193)           (30,174)
                                     ---------------    ------------     -------------     ----------------      -------------

Net Loss for Period                               -               -                 -                  290                290
                                     ---------------    ------------     -------------     ----------------      -------------

Balance -  June 30, 2004                 10,808,400     $     1,081      $        938      $       (31,903)      $    (29,884)
                                     ===============    ============     =============     ================      =============





                         See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                             Statement of Cash Flows

                                Indirect Method

                                                                                                            April 18, 2001
                                                                                 Six-Months Ended           (Inception) to
                                                                                     June 30,                   June 30,
                                                                         ---------------------------------
                                                                              2004             2003             2004
                                                                         ---------------  ----------------  -------------

Cash Flows from Operating Activities:

     Net Gain/Loss                                                       $          290   $            -    $   (31,903)
     Increase in Accounts Payable                                                     -                -         26,374
                                                                         ---------------  ----------------  -------------

Net Cash Used by Operating Activities                                               290                -         (5,529)
                                                                         ---------------  ----------------  -------------

Cash Flows from Financing Activities:

     Increase in shareholders - advances                                          7,241                -         11,041
     Proceeds from stock issuance                                                     -                -          2,019
                                                                         ---------------  ----------------  -------------

Net Cash provided by Financing Activities                                         7,241                -         13,060
                                                                         ---------------  ----------------  -------------

Net Increase in Cash & Cash Equivalents                                           7,531                -          7,531

Beginning Cash & Cash Equivalents                                                     -                -              -
                                                                         ---------------  ----------------  -------------

Ending Cash & Cash Equivalents                                           $        7,531   $            -    $     7,531
                                                                         ===============  ================  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                              $            -   $            -    $         -
                                                                         ===============  ================  =============
     Cash paid for Income Taxes                                          $            -   $            -    $         -
                                                                         ===============  ================  =============







                         See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                                  June 30, 2004





Note 1 - Presentation of Interim Information

In the opinion of the management of Global Envriotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three and six-months ended June 30, 2004 and 2003 and the period April 18, 2001 (inception) to September 30, 2004, and cash flows for the six-months ended June 30, 2004 and 2003, and for the period April 18, 2001 (Inception) to June 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations for the Three-Months Ended June 30, 2004
--------------------------------------------------------------------------------

     The Company had $1,200 in revenue and operations for the quarter. The Company incurred expenses of $910 in the quarter in 2004 and $0 for the same quarter of 2003. The Company incurred no interest expense in the quarter in 2004 and 2003, respectively. The Company had a gain of $290 in the quarter in 2004 and no loss in the quarter in 2003. There was nominal loss per share in 2004 and in 2003. There can be no assurance that the Company will be able to commence business.

Comparison of Operating Results for the Six Month Period Ended June 30, 2004
------------------------------------------------------------------------------
and June 30, 2003
-----------------------

     The Company had $1,200 in revenue and operations for the six-month period. The Company incurred expenses of $910 in the period ended in 2004 and $0 for the same period in 2003. The Company incurred no interest expense in the period in 2004 and 2003, respectively. The Company had a gain of $290 in the quarter in 2004 and no loss in the quarter in 2003. There was nominal loss per share in 2004 and in 2003. There can be no assurance that the Company will be able to commence business.

Liquidity and Capital Resources
--------------------------------

     At June 30, 2004, the Company had $7,531 in cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $29,884, all of which is current, limited cash, nominal assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

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