Form 10QSB
period 2004-09-30
GLOBAL ENVIROTECH INC
filed 2004-11-16
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
September 30, 2004                                            000-50162


                             GLOBAL ENVIROTECH INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                              26-0032607
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


7293 S. Sherman Street, Littleton, Colorado                       80122
- ------------------------------------                            -----
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

                   10,808,400 common shares as of September 30, 2004

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

     The financial statements have been prepared by Global Envirotech Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 10-SB.

                             GLOBAL ENVIROTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s







                             AUDITORS' REVIEW REPORT



Board of Directors
Global Envriotech, Inc.
Littleton, CO


We have reviewed the accompanying balance sheet of Global Envirotech, Inc. (A Development Stage Company) as of September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003, and for the period April 18, 2001 (inception) to September 30, 2004, stockholders' equity for the period ended September 30, 2004, cash flows for the nine-month period ended September 30, 2004 and 2003, and for the period April 18, 2001 (inception) to September 30, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 21, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, Colorado
October 28, 2004
/s/Michael Johnson & Co., LLC


                            GLOBAL ENVIROTECH, INC.
                         (A Developemnt Stage Company)
                                 Balance Sheet





                                                                                      September             December 31,
                                                                                          2004                   2003
                                                                                      -------------         ----------------

ASSETS;

   Current Assets:
      Cash                                                                                 $ -                   $ -
                                                                                      -------------         ----------------

Total Current Assets                                                                         -                     -
                                                                                      -------------         ----------------


TOTAL ASSETS                                                                               $ -                   $ -
                                                                                      =============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable                                                                  $ 26,374                  $ 26,374
        Advances from Shareholders                                                           3,510                     3,800
                                                                                      -------------         ----------------

Total Current Liabilities                                                                   29,884                    30,174
                                                                                      -------------         ----------------

 Stockholders Equity
    Common stock, $.0001 par value, 50,000,000 shares                                        1,081                     1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                                                 938                       938
    Deficit accumulated during the
      development stage                                                                    (31,903)                  (32,193)
                                                                                      -------------         ----------------

Total Stockholders' Equity                                                                 (29,884)                  (30,174)
                                                                                      -------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ -                      $ -
                                                                                      =============         ================

See Accountants Review Report



                            GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                            Statement of Operations


                                                       Three-Months Ended                    Nine-Months Ended        (Inception) to
                                                         September 30,                         September 30,           September 30,
                                                    2004               2003               2004              2003              2004
                                                    ----               ----               ----              ----              ----

Revenue:
    Sales                                            $      -                $ -             $ 3,600            $   -       $ 3,600
    Cost of Goods Sold                                      -                  -              (2,400)               -        (2,400)
                                                   ----------         ----------         -----------       ----------     ----------
Total Income                                                -                  -               1,200                -         1,200
                                                   ----------         ----------         -----------       ----------     ----------
Costs and Expenses:
     Bank Charges                                           -                  -                  -                 -             6
     Professional Fees                                      -                  -                  -                 -        29,351
     Consulting Fees                                        -                  -                  -                 -         2,330
     Licenses & Permits                                     -                  -                  -                 -            25
     Printing                                               -                  -                  -                 -           297
     Supplies                                               -                  -                  -                 -           130
     Miscellaneous                                          -                  -                910                 -           964
                                                   ----------         ----------         ----------        ----------     ----------
Total Expenses                                              -                  -                910                 -        33,103
                                                   ----------         ----------         ----------        ----------     ----------
Net Profit (Loss)                                         $ -                $ -              $ 290               $ -     $ (31,903)
                                                   ==========         ==========         ==========        ==========     ==========


Per Share Information:

     Weighted average number
     of common shares outstanding                  10,808,400         10,808,400         10,808,400        10,808,400
                                                   ==========         ==========         ==========        ==========
Net Loss per common share                             *                  *                  *                 *
                                                   ==========         ==========         ==========        ==========
* Less than $.01

See Accountants Review Report



                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               September 30, 2004


                                                                                                Deficit
                                              COMMON STOCKS                Additional           Accum. During        Total
                                                                            Paid-In           Development         Stockholders'
                                       # of Shares         Amount           Capital              Stage               Equity
                                       -----------         ------           -------              -----               ------




April 19, 2001                            10,808,400        $ 1,081              $ 938                   $ -           $ 2,019

Net Loss for Period                                -              -                  -                  (160)             (160)
                                          ----------        -------              -----             ---------          ---------
Balance - December 31, 2001               10,808,400          1,081                938                  (160)            1,859
                                          ----------        -------              -----             ---------          ---------
Net Loss for Year                                  -              -                  -                (5,659)           (5,659)
                                          ----------        -------              -----             ---------          ---------
Balance -  December 31, 2002              10,808,400          1,081                938                (5,819)           (3,800)
                                          ----------        -------              -----             ---------          --------
Net Loss for Year                                  -              -                  -               (26,374)          (26,374)
                                          ----------        -------              -----             ---------          --------
Balance -  December 31, 2003              10,808,400          1,081                938               (32,193)          (30,174)
                                          ----------        -------              -----             ---------          --------
Net Gain for Period                                -              -                  -                   290               290
                                          ----------        -------              -----             ---------          --------
Balance - September 30, 2004              10,808,400        $ 1,081              $ 938             $ (31,903)         $(29,884)
                                          ==========        =======              =====             =========          ========

See Accountants Review Report



                            GLOBAL ENVIROTECH, INC.
                            Statement of Cash Flows

                                Indirect Method

                                                                                                                    April 18, 2001
                                                                                  Nine-Months Ended                 (Inception) to
                                                                                     September 30,                    September 30,
                                                                                2004                2003                   2004
                                                                                ----                ----                   ----

Cash Flows from Operating Activities:

     Net Loss                                                                 $ 290                $ 290              $(31,903)
     Increase in Accounts Payable                                                 -                   -                 26,374
                                                                              -----                -----              --------
Net Cash Used by Operating Activities                                           290                   -                 (5,529)
                                                                              -----                -----              --------
Cash Flows from Financing Activities:

     Payments to shareholders                                                  (290)                  -                  3,510
     Proceeds from stock issuance                                                 -                   -                  2,019
                                                                              -----                -----              --------
Net Cash provided by Financing Activities                                      (290)                  -                  5,529
                                                                              -----                -----              --------
Net Increase in Cash & Cash Equivalents                                                               -                   -

Beginning Cash & Cash Equivalents                                                                     -                   -
                                                                              -----                -----              --------
Ending Cash & Cash Equivalents                                                 $  -                 $ -                 $ -
                                                                              =====                =====              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                    $  -                 $ -                 $ -
                                                                              =====                =====              ========
     Cash paid for Income Taxes                                                $  -                 $ -                 $ -
                                                                              =====                =====              ========

 See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                               September 30, 2004





Note 1 - Presentation of Interim Information

In the opinion of the management of Global Envriotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine-months ended September 30, 2004 and 2003 and the period April 18, 2001 (inception) to September 30, 2004, and cash flows for the nine-months ended September 30, 2004 and 2003, and for the period April 18, 2001 (Inception) to September 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Results of Operations for the Quarter Ended September 30, 2004
--------------------------------------------------------------------------------

The company had no revenues or operations for the period. The company incurred no expenses in the period in 2004 or in the period in 2003. The company had no loss in the period in 2004 or in 2003. There was no loss per share in 2004 or in 2003. There can be no assurance that the Company will be able to carry out its business plan without significant capital infusion.

Comparison of Operating Results for the Nine Months Ended September 30, 2004
- -----------------------------------------------------------------------------
and September 30, 2003
- ----------------------

     The Company had $3,600 revenues for the period in 2004 and none in 2003. The cost of sales was $2,400 in the period in 2004 and the result was $1,200 in total income in the period in 2004 compared to none in 2003. The Company incurred $910. in miscellaneous expenses in the nine months in 2004 compared to none in 2003. The Company had a net profit from its product sales of $290 in the nine months in 2004 compared to none in the period in 2003. The profit/loss per share in the period was nominal in 2004 and in 2003.

The Company expects the trend of minimal income losses to continue.

Liquidity and Capital Resources
- -------------------------------

     At September 30, 2004, the Company had no in cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has achieved positive cash flow.

     The lack of existing capital may be a sufficient impediment to prevent its continuation, and if continued the Company's needs for additional financing are likely to increase substantially.



Item 3. Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2004 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

         Filed - 8K 12G3 June 24, 2004

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  GLOBAL ENVIROTECH, INC.

Date: November 15, 2004

                                           /s/ Carl Urich
                                       by: ------------------------------
                                           Carl Urich, President