Form 10KSB
period 2004-12-31
GLOBAL ENVIROTECH INC
filed 2005-08-17
CIK 1216014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                               File No.: 000-50162

                             GLOBAL ENVIROTECH, INC.
                           ---------------------------
                 (Name of Small Business Issuer in its charter)


        Colorado                                   26-0032607
        --------                                   ----------
State or other jurisdiction of                  IRS Employer ID Number
incorporation or organization

7293 S. Sherman Street, Littleton CO                      80122
- -------------------------------------                   ----------
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

         Yes      [X]      No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0

         As of December 31, 2004, 3,937,400 shares of the Company's Common Stock, $.0001 par value per share, were held by non-affiliates.

         The number of shares of Common Stock of the registrant outstanding as of December 31, 2004, were 10,808,400.

                                TABLE OF CONTENTS

PART I                                                                      PAGE

   Item 1.  Description of Business                                           4
   Item 2.  Description of Property                                           5
   Item 3.  Legal Proceedings                                                 6
   Item 4.  Submission of Matters to a Vote of Security Holders               6


PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters          6
   Item 6.  Management's Discussion and Analysis or Plan of Operation         7
   Item 7.  Financial Statements                                              9
   Item 8.  Changes in and Disagreements With Accountants on Accounting       9
                  and Financial Disclosure
   Item 8a. Controls and Procedures                                           10


PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act           11
   Item 10. Executive Compensation                                            13
   Item 11. Security Ownership of Certain Beneficial Owners and Management    14
   Item 12. Certain Relationships and Related Transactions                    14
   Item 13. Exhibits and Reports on Form 8-K                                  14
   Item 14. Principal accountant fees and services                            15

SIGNATURES                                                                    16

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


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) During the fiscal year ended December 31, 2004, no public trading market exists for the Company's securities, and there is no active market for the Common Shares at this time.

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

         (b) As of December 31, 2004, there were 43 shareholders of record of the Registrant's common stock.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

         The Company had no cash capital at fiscal year end 2004 or 2003. The Company will need to borrow funds or make private placements of stock in order to fund any operations. There is no assurance that any funds can be raised in loans or private placements.

     The Company had sales revenue in fiscal year ended December 31, 2004 of $3,600 and none in 2003. The Company incurred cost of goods of $2,400 in the fiscal year ended December 31 2004 compared to none in 2003.The Company had $910 in expenses in the 2004 fiscal year compared to $26,374 in fiscal 2003. The net profit (loss) was ($290) in fiscal the year ended in 2004 compared to ($26,374) in fiscal year ended in 2003 at December 31. The net profit (loss) per share was nominal in fiscal year ended December 31, 2004 and in fiscal year ended on December 31, 2003.

         The Company has accumulated deficit since inception of ($31,903). The Company expects the trend of losses will continue until such time as the Company is unable to obtain or develop a business which may become profitable. Of course, there is no assurance that any profitable business will ever exist in the Company.

         The Company intends to pursue the Turbomaster marketing business and believes that a $50,000 budget will enable it to obtain some sales. The Company intends to spend approximately $20,000 on marketing, $10,000 on parts and $20,000 on administrative expenses.

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

         The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2004.

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

         The Company estimates it will require $20,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $20,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

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

         Going concern qualification: The Company has incurred significant losses from operations for the year ended December 31, 2004, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Michael Johnson & Co., LLC, formerly auditors for the Company, was dismissed as auditor on June 1, 2005. Jaspers + Hall, PC were engaged as auditors for Company on June 1, 2005.

The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

The audit report by Michael Johnson & Co., LLC.for the period ended December 31, 2003 and December 31, 2002 , contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC for the period December 31, 2003 and December 31, 2002, did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

The audit report by Jaspers + Hall, PC for the period ended December 31, 2004 and December 31, 2003 , contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Jaspers + Hall, PC for the period December 31, 2004 and December 31, 2003, did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.


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

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The current Executive officers of Registrant at December 31, 2004 are:

Name                            Position Held              Tenure
- -----------------------------------------------------------------------------
Carl L. Urich                   President and Director     Annual since 2001

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


Carl L. Urich
Edna G. Urich
Mark S. Urich
Te Huey Urich

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

ITEM 10- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Cash Compensation.

         Compensation paid for all services provided up to December 31, 2004 (1) to each of our executive officers and (2) to all officers as a group.

- ------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Name and Principal       Year      Salary     Bonus    Consulting     Number of   Securities       Long Term Compensation/
Position                                               Fees/Other     Shares      Underlying       Option
                                                       Fees ($)                   Options/
                                                                                  SARS (#)
- ------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Carl L. Urich,           2002             $0        0             $0           0                0                         0
President
                         2003             $0        0             $0           0                0                         0
                         2004             $0        0             $0           0                0                         0
- ------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Edna G. Urich,           2002             $0        0             $0           0                0                         0
Secretary/Treasurer
                         2003             $0        0             $0           0                0                         0
                         2004             $0        0             $0           0                0                         0
- ------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Officers as a Group      2002             $0        0             $0           0                0                         0
                         2003             $0        0             $0           0                0                         0
                         2004             $0        0             $0           0                0                         0
- ------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------

                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (to December 31, 2003)

- ----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Name                    Year         Annual         Meeting       Consulting      Number of Option     Securities Underlying
                                     Retainer       Fees ($)      Fees/Other      Shares Exercised     Options/SARS (#)
                                     Fees ($)                     Fees ($)
- ----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Carl L. Urich, Director 2002                     0             0               0                    0                           0
                        2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
- ----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Edna G. Urich, Director 2002                     0             0               0                    0                           0
                        2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
- ----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the share ownership of officers, directors and 5% or greater shareholders as of December 31, 2004.


                                                               NUMBER OF SHARES          OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS                                                           PERCENTAGE
- ----------------------------------------------------------------------------------------------------------
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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits filed with this annual report.

Exhibit No.               Description
- -----------               -----------
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

(b)   Reports on Form 8-K

         The Company filed reports on Form 8K in 2003 as follows:

         None.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     General. Michael Johnson & Co., LLC ("Johnson") was the Company's principal auditing accountant firm until May 31, 2005 at which time he resigned. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Johnson's independence. New auditor, Jaspers + Hall, PC were not paid any general fees or audit fees or other fees prior to 2005.

         Audit Fees.  Johnson  billed for the following  professional  services:
$1,500 for the fiscal periods ending March 31, 2004, June 31, 2004, and September 30, 2004; $2,500 for the audit of the annual financial statement of the Company for the fiscal year ended December 31, 2004.

         Audit  Related   Fees.   None.

         All Other Fees. There were no tax fees or other fees in 2003 or 2004 charged by any Auditing or other accounting firm.

         The   Company's   Board  acts  as  the  audit   committee  and  had  no
"pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003 and 2004.

         The auditors' full time employees performed all audit work.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Global Envirotech, Inc.


         Date: August 12, 2004         By:/s/Carl L. Urich
                                       -----------------------------------
                                       Carl L. Urich, President, CEO & CFO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: August 12, 2005         By:/s/Carl L. Urich
                                       -----------------------------
                                       Carl L. Urich, President, CEO & CFO

         Date: August 12, 2005         By:/s/Edna G. Urich
                                       -----------------------------
                                       Edna G. Urich, Secretary/Treasurer

                                   DIRECTORS:

         Date: August 12, 2005         By:/s/Carl L. Urich
                                       -----------------------------
                                       Carl L. Urich

         Date: August 12, 2005         By:/s/Edna G. Urich
                                       -----------------------------
                                       Edna G. Urich

                             GLOBAL ENVIROTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                December 31, 2004

Index to Financial Statements:

INDEPENDENT AUDITOR'S REPORT.............................................. F-1

BALANCE SHEET as of December 31, 2004..................................... F-2

STATEMENTS OF OPERATIONS for fiscal years ended December 31, 2004 and 2003 and from Inception (April 18, 2001) through December 31, 2004..............F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
from Inception (April 18, 2001) through December 31, 2004................. F-4

STATEMENTS OF CASH FLOWS for fiscal years ended December 31, 2004 and 2003 and from Inception (April 18, 2001) through December 31, 2004..............F-5

NOTES TO FINANCIAL STATEMENTS......................................... F-6 - F-8

                             GLOBAL ENVIROTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                December 31, 2004

                               JASPERS + HALL, PC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Jaspers + Hall, PC                                    Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Global Envirotech, Inc.
Denver, CO


We have audited the accompanying balance sheet of Global Envirotech, Inc., (A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004 and the period April 18, 2001 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Envirotech, Inc., as of December 31, 2004 and 2003, and the results of their operations, stockholderss' equity and cash flows for the year ended December 31, 2004 and the period April 18, 2001 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $31,903 from operations through December 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
August 5, 2005
/s/Jaspers + Hall, PC


                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                                  December 31,





                                                                                             2004                 2003
                                                                                         -------------         ------------
ASSETS;

   Current Assets:
      Cash                                                                                    $ -                   $ -
                                                                                         -------------         ------------

Total Current Assets                                                                            -                     -
                                                                                         -------------         ------------


TOTAL ASSETS                                                                                  $ -                   $ -
                                                                                         =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts Payable                                                                    $ 26,374             $ 26,374
         Advances from shareholders                                                             3,510                3,800
                                                                                         -------------         ------------

Total Current Liabilities                                                                      29,884               30,174
                                                                                         -------------         ------------

 Stockholders Equity
    Common stock, $.0001 par value, 50,000,000 shares                                           1,081                1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                                                    938                  938
    Deficit accumulated during the
      development stage                                                                       (31,903)             (32,193)
                                                                                         -------------         ------------
Total Stockholders' Equity                                                                    (29,884)             (30,174)
                                                                                         -------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ -                  $ -
                                                                                         =============         ============

The accompanying notes are an integral part of these financial statements.


                             GLOBAL ENVIROTECH, INC
                         (A Development Stage Company)
                            Statement of Operations




                                                                                                                   April 18, 2001
                                                                                     Year Ended                    (Inception) to
                                                                                     December 31,                   December 31,
                                                                              2004                  2003                    2004
                                                                              ----                  ----                    ----

Revenue:
    Sales                                                                    $ 3,600                 $  -                 $ 3,600
    Cost of Goods Sold                                                        (2,400)                                      (2,400)
                                                                          ----------            ----------              ---------
Net Income                                                                     1,200                     -                  1,200
                                                                          ----------            ----------              ---------
Costs and Expenses:
     Bank Charges                                                                  -                     -                      6
     Professional Fees                                                             -                26,374                 29,351
     Consulting Fees                                                               -                     -                  2,330
     Licenses & Permits                                                            -                     -                     25
     Printing                                                                      -                     -                    297
     Supplies                                                                      -                     -                    130
     Miscellaneous                                                               910                     -                    964
                                                                          ----------            ----------              ---------
Total Expenses                                                                   910                26,374                 33,103
                                                                          ----------            ----------              ---------
Net Profit/(Loss)                                                              $ 290             $ (26,374)             $ (31,903)
                                                                          ==========            ==========              =========


Per Share Information:

     Weighted average number
     of common shares outstanding                                         10,811,400            10,811,400
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


                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December, 31, 2004

                                                                                                         Deficit
                                                     COMMON STOCKS                  Additional           Accum. During        Total
                                                                                     Paid-In             Development   Stockholders'
                                              # of Shares          Amount             Capital                Stage            Equity
                                              -----------          ------             -------                -----            ------


April 19, 2001                                10,811,400          $ 1,081               $ 938                     $ -       $ 2,019

Loss for Period                                        -                -                   -                    (160)         (160)
                                              ----------          -------               -----               ----------    ----------
Balance - December 31, 2001                   10,811,400            1,081                 938                    (160)        1,859
                                              ----------          -------               -----               ---------     ----------
Net Loss for Year                                      -                -                   -                  (5,659)       (5,659)
                                              ----------          -------               -----               ---------     ----------
Balance -  December 31, 2002                  10,811,400            1,081                 938                  (5,819)       (3,800)
                                              ----------          -------               -----               ---------     ----------
Net Loss for Year                                      -                -                   -                 (26,374)      (26,374)
                                              ----------          -------               -----               ---------     ----------
Balance - December 31, 2003                   10,811,400            1,081                 938                 (32,193)      (30,174)
                                              ----------          -------               -----               ---------     ----------
Net Loss for Year                                      -                -                   -                     290           290
                                              ----------          -------               -----               ---------     ----------
Balance - December 31, 2004                   10,811,400          $ 1,081               $ 938               $ (31,903)    $ (29,884)
                                              ==========          =======               =====               =========     ==========


The accompanying notes are an integral part of these financial statements.


                             GLOBAL ENVIROTECH, INC.
                             Statement of Cash Flows
                        For the Year Ended December 31,

                                Indirect Method



                                                                                                                 April 18, 2001
                                                                                                                 (Inception) to
                                                                                                                  December 31,
                                                                    2004                   2003                     2004
                                                                    ----                   ----                     ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                            $ 290                $ (26,374)              $ (31,903)
     Increase in Accounts Payable                                     -                   26,374                  26,374
                                                                  -----                ---------               ---------
Net Cash Used by Operating Activities                               290                         -                 (5,529)
                                                                  -----                ---------               ---------
Cash Flows from Financing Activities:

     Proceeds from stockholders' advance                              -                         -                  3,800
     Payment to stockholders' advance                              (290)                                            (290)
     Proceeds from stock issuance                                     -                         -                  2,019
                                                                  -----                ---------               ---------
Net Cash provided by Financing Activities                          (290)                        -                  5,529
                                                                  -----                ---------               ---------
Net Increase in Cash & Cash Equivalents                               -                         -                      -

Beginning Cash & Cash Equivalents                                     -                         -                      -
                                                                  -----                ---------               ---------
Ending Cash & Cash Equivalents                                      $ -                       $ -                    $ -
                                                                  =====                =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                         $ -                       $ -                    $ -
                                                                  =====                =========               =========
     Cash paid for Income Taxes                                     $ -                       $ -                    $ -
                                                                  =====                =========               =========


The accompanying notes are an integral part of these financial statements.

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


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

Cash and Cash Equivalents:
-------------------------

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

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004




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

Deferred tax assets
         Net operating loss carryforwards                          $  31,903
         Valuation allowance                                        ( 31,903)
                                                                  -----------
         Net deferred tax assets                                   $       0
                                                                  ============

At December 31, 2004, the Company had net operating loss carryforwards of approximately $31,903 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no assets, generated no revenues and has an accumulated deficit at December 31, 2004.

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

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.0001 par value. During the period ended December 31, 2004, the Company issued no shares of common stock.

Note 5 - Segment Information:

Global Envirotech, Inc. operates primarily in a single operating segment, the capital raising business.