Form 10QSB
period 2005-03-31
GLOBAL ENVIROTECH INC
filed 2005-08-17
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
March 31, 2005                                              000-50162


                             GLOBAL ENVIROTECH, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                    26-0032607
- ------------------------                               -----------------------
(State of incorporation)                               IRS Employer ID Number


7293 S. Sherman Street, Littleton CO                                     80122
- --------------------------------------------------                       -----
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

                  10,808,400 common shares as of March 31, 2005

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

     The financial statements have been prepared by Global Envirotech, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004, included in the Company's Form 10-KSB.

                             GLOBAL ENVIROTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Global Envriotech, Inc.
Littleton, CO


We have reviewed the accompanying balance sheet of Global Envirotch, Inc. (A Development Stage Company) as of March 31, 2005 and the related statements of operations for the three-months ended March 31, 2003 and 2004, and for the period April 18, 2001 (inception) to March 31, 2005, stockholders' equity for the period ended March 31, 2005, cash flows for the three-month period ended March 31, 2005 and 2004, and for the period April 18, 2001 (inception) to March 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 5, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Jaspers + Hall, PC
Denver, Colorado

August 5, 2005
/s/Jaspers + Hall, PC


                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                                 Balance Sheet





                                                                                          March 31,             December 31,
                                                                                              2005                   2004
                                                                                          -------------         ----------------

ASSETS;

   Current Assets:
      Cash                                                                                     $ -                    $ -
                                                                                          -------------         ----------------

Total Current Assets                                                                             -                      -
                                                                                          -------------         ----------------


TOTAL ASSETS                                                                                   $ -                    $ -
                                                                                          =============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts Payable                                                                     $ 26,374                 $ 26,374
         Advances from shareholders                                                              3,510                    3,510
                                                                                          -------------         ----------------

Total Current Liabilities                                                                       29,884                   29,884
                                                                                          -------------         ----------------

 Stockholders Equity
    Common stock, $.0001 par value, 50,000,000 shares                                            1,081                    1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                                                     938                      938
    Deficit accumulated during the
      development stage                                                                        (31,903)                 (31,903)
                                                                                          -------------         ----------------

Total Stockholders' Equity                                                                     (29,884)                 (29,884)
                                                                                          -------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ -                      $ -
                                                                                          =============         ================

See Accountants Review Report

                                                                                                                   April 18, 2001
                             GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                            Statement of Operations

                                                                              Three-Months Ended                   (Inception) to
                                                                                      March 31,                         March 31,
                                                                             2005                  2004                    2005
                                                                             ----                  ----                    ----

Revenue:
    Sales                                                                        $ -                   $ -                $ 3,600
    Cost of Goods Sold                                                             -                     -                 (2,400)
                                                                          ----------            ----------              ---------
Total Income                                                                       -                     -                  1,200
                                                                          ----------            ----------              ---------
Costs and Expenses:
     Bank Charges                                                                  -                     -                      6
     Professional Fees                                                             -                     -                 29,351
     Consulting Fees                                                               -                     -                  2,330
     Licenses & Permits                                                            -                     -                     25
     Printing                                                                      -                     -                    297
     Supplies                                                                      -                     -                    130
     Miscellaneous                                                                 -                     -                    964
                                                                          ----------            ----------              ---------
Total Expenses                                                                     -                     -                 33,103
                                                                          ----------            ----------              ---------
Net Loss                                                                         $ -                   $ -              $ (31,903)
                                                                          ==========            ==========              =========


Per Share Information:

     Weighted average number
     of common shares outstanding                                         10,811,400            10,811,400
                                                                          ==========            ==========
Net Loss per common share                                                   *                     *
                                                                          ==========            ==========
* Less than $.01

See Accountants Review Report


                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2005


                                                                                                         Deficit
                                                  COMMON STOCKS                  Additional           Accum. During         Total
                                                                                   Paid-In             Development     Stockholders'
                                           # of Shares          Amount             Capital                Stage           Equity
                                           -----------          ------             -------                -----            ------


April 19, 2001                                10,811,400          $ 1,081               $ 938                     $ -       $ 2,019

Net Loss for Period                                    -                -                   -                    (160)         (160)
                                              ----------          -------               -----               ----------    ----------
Balance - December 31, 2001                   10,811,400            1,081                 938                    (160)        1,859
                                              ----------          -------               -----               ----------    ----------
Net Loss for Year                                      -                -                   -                  (5,659)       (5,659)
                                              ----------          -------               -----               ---------     ----------
Balance -  December 31, 2002                  10,811,400            1,081                 938                  (5,819)       (3,800)
                                              ----------          -------               -----               ---------     ----------
Net Loss for Year                                      -                -                   -                 (26,374)      (26,374)
                                              ----------          -------               -----               ---------     ----------
Balance -  December 31, 2003                  10,811,400            1,081                 938                 (32,193)      (30,174)
                                              ----------          -------               -----               ---------     ----------
Net Profit for Year                                    -                -                   -                     290           290
                                              ----------          -------               -----               ---------     ----------
Balance -  December 31, 2004                  10,811,400            1,081                 938                 (31,903)      (29,884)
                                              ----------          -------               -----               ---------     ----------
Net Profit for Period                                  -                -                   -                       -             -
                                              ----------          -------               -----               ---------     ----------
Balance - March 31, 2005                      10,811,400          $ 1,081               $ 938               $ (31,903)    $ (29,884)
                                              ==========          =======               =====               =========     ==========

See Accountants Review Report


                            GLOBAL ENVIROTECH, INC.
                            Statement of Cash Flows

                                Indirect Method

                                                                                                                    April 18, 2001
                                                                               Three-Months Ended                   (Inception) to
                                                                                   March 31,                           March 31,
                                                                          2005                   2004                     2005
                                                                          ----                   ----                     ----

Cash Flows from Operating Activities:

     Net Loss                                                           $ -                    $ -                 $ (31,903)
     Increase in accounts payable                                         -                      -                    26,374
                                                                        --------           -------                 ---------
Net Cash Used by Operating Activities                                     -                      -                    (5,529)
                                                                        --------           -------                 ---------
Cash Flows from Financing Activities:

     Increase in stockholders' advances                                   -                  7,241                     3,800
     Payment to stockholders' advances                                    -                      -                      (290)
     Proceeds from stock issuance                                         -                      -                     2,019
                                                                        --------           -------                 ---------
Net Cash provided by Financing Activities                                 -                  7,241                     5,529
                                                                        --------           -------                 ---------
Net Increase in Cash & Cash Equivalents                                   -                  7,241                         -

Beginning Cash & Cash Equivalents                                         -                      -                         -
                                                                        --------           -------                 ---------
Ending Cash & Cash Equivalents                                          $ -                $ 7,241                       $ -
                                                                        ========           =======                 =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                             $ -                   $ -                        $ -
                                                                        ========           =======                 =========
     Cash paid for Income Taxes                                         $ -                   $ -                        $ -
                                                                        ========           =======                 =========

See Accountants Review Report


                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                                 March 31, 2005





Note 1 - Presentation of Interim Information

In the opinion of the management of Global Envirotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three-months ended March 31, 2005 and 2004 and the period April 18, 2001 (inception) to March 31, 2005, stockholders' equity, and cash flows for the three-months ended March 31, 2005 and 2004, and for the period April 18, 2001 (Inception) to March 31, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- ------------------------------------------------------------------------------
OF OPERATIONS
- --------------

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

     The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company.

Results of Operations for the Quarter Ended March 31, 2005
- ------------------------------------------------------------------------------

     The Company had no revenues or operations for the quarter. The Company incurred no expenses in the quarter in 2005 or in the same quarter of 2004. The Company incurred no interest expense in the quarter in 2005 and 2004, respectively. The Company had no loss in the quarter in 2005 and no loss in the quarter in 2004. There was nominal loss per share in 2005 and in 2004. There can be no assurance that the Company will be able to commence business.


Liquidity and Capital Resources
- --------------------------------

     At March 31, 2005, the Company had no cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
- ---------------------------

         None.


ITEM 2.  CHANGE IN SECURITIES.
- ------------------------------

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
- -----------------------------------------

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- --------------------------------------------------------------

         None.


ITEM 5.  OTHER INFORMATION.
- ---------------------------

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

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


                                           GLOBAL ENVIROTECH, INC.

Date: August 12, 2005


                                       by:/s/Carl Urich
                                           ------------------------------
                                           Carl Urich, President