Form 10QSB
period 2005-06-30
GLOBAL ENVIROTECH INC
filed 2005-08-17
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
June 30, 2005                                              000-50162


                             GLOBAL ENVIROTECH, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                    26-0032607
- ------------------------                               -----------------------
(State of incorporation)                               IRS Employer ID Number


7293 S. Sherman Street, Littleton CO                                     80122
- --------------------------------------------------                       -----
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

                  10,808,400 common shares as of June 30, 2005

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

                             GLOBAL ENVIROTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                     FOR THE SIX-MONTHS ENDED JUNE 30, 2005

                                   (UNAUDITED)

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS

                        9175 E. Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Global Envirotech, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Global Envirotech, Inc. (A Development Stage Company) as of June 30, 2005 and the related statements of operations for the three and six months ended June 30, 2005, and for the period April 18, 2001 (inception) to June 30, 2005, stockholders' equity, and statements of cash flows for the six-months ended June 30, 2005 and for the period April 18, 2001 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated April 18, 2005, expressed an unqualified opinion. They have performed no auditing duties since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company is in the development stage and will require funds from profitable operations, from borrowing, or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.

Jaspers + Hall, PC
Denver, Colorado
August 3, 2005
/s/Jaspers + Hall, PC



                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                                                June 30,              December 31,
                                                                                                 2005                   2004
                                                                                             -------------         ----------------

ASSETS;

   Current Assets:
      Cash                                                                                           $ 86                    $ -
                                                                                             -------------         ----------------

Total Current Assets                                                                                   86                      -
                                                                                             -------------         ----------------


TOTAL ASSETS                                                                                         $ 86                    $ -
                                                                                             =============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current Liabilities:
         Accounts Payable                                                                        $ 26,374                 $ 26,374
         Advances from shareholders                                                                 3,510                    3,510
                                                                                             -------------         ----------------

Total Current Liabilities                                                                          29,884                   29,884
                                                                                             -------------         ----------------

 Stockholders Equity (Deficit):
    Common stock, $.0001 par value, 50,000,000 shares                                              1,081                     1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                                                       938                       938
    Deficit accumulated during the
      development stage                                                                          (31,817)                  (31,903)
                                                                                             -------------         ----------------

Total Stockholders' Equity (Deficit)                                                             (29,798)                  (29,884)
                                                                                             -------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                $ 86                      $ -
                                                                                             =============         ================

See Accountants Review Report



                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                                                                     April 18, 2001
                                    Three-Months Ended                     Six-Months Ended                          (Inception) to
                                       June 30,                                June 30,                                   June 30,
                                  2005            2004                 2005              2004                              2005
                                  ----            ----                 ----              ----                              ----

Revenue:
    Sales                         $ 165            $ 3,600             $ 165              $ 3,600                           $ 3,765
    Cost of Goods Sold                -             (2,400)                -               (2,400)                           (2,400)
                                  ----------    ----------             -----              -------                         ----------
Total Income                        165              1,200               165                1,200                             1,365
                                  ----------    ----------             -----              -------                         ----------
Costs and Expenses:
     Bank Charges                    79                  -                79                    -                                85
     Professional Fees                -                  -                 -                    -                            29,351
     Consulting Fees                  -                  -                 -                    -                             2,330
     Licenses & Permits               -                  -                 -                    -                                25
     Printing                         -                  -                 -                    -                               297
     Supplies                         -                  -                 -                    -                               130
     Miscellaneous                    -                910                 -                  910                               964
                                  ----------    ----------             -----              -------                         ----------
Total Expenses                       79                910                79                  910                            33,182
                                  ----------    ----------             -----              -------                         ----------
Net Gain/Loss                      $ 86              $ 290              $ 86                $ 290                         $ (31,817)
                                  ==========    ==========             =====              =======                         ==========


Per Share Information:

    Weighted average number
    of common shares outstanding  10,811,400    10,811,400
                                  ==========    ==========
Net Loss per common share          *                     *
                                  ==========    ==========
* Less than $.01

See Accountants Review Report



                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2005
                                  (Unaudited)


                                                                                                         Deficit
                                                  COMMON STOCKS                  Additional           Accum. During           Total
                                                                                   Paid-In             Development     Stockholders'
                                           # of Shares          Amount             Capital                Stage             Equity
                                           -----------          ------


April 19, 2001                                10,811,400          $ 1,081               $ 938                     $ -       $ 2,019

Net Loss for Period                                    -                -                   -                    (160)         (160)
                                              ----------          -------               -----               ---------     ----------
Balance - December 31, 2001                   10,811,400            1,081                 938                    (160)        1,859
                                              ----------          -------               -----               ---------     ----------
Net Loss for Year                                      -                -                   -                  (5,659)       (5,659)
                                              ----------          -------               -----               ---------     ----------
Balance -  December 31, 2002                  10,811,400            1,081                 938                  (5,819)       (3,800)
                                              ----------          -------               -----               ---------     ----------
Net Loss for Year                                      -                -                   -                 (26,374)      (26,374)
                                              ----------          -------               -----               ---------     ----------
Balance -  December 31, 2003                  10,811,400            1,081                 938                 (32,193)      (30,174)
                                              ----------          -------               -----               ---------     ----------
Net Profit for Year                                    -                -                   -                     290           290
                                              ----------          -------               -----               ---------     ----------
Balance -  December 31, 2004                  10,811,400            1,081                 938                 (31,903)      (29,884)
                                              ----------          -------               -----               ---------     ----------
Net Profit for Period                                  -                -                   -                      86            86
                                              ----------          -------               -----               ---------     ----------
Balance - June 30, 2005                       10,811,400          $ 1,081               $ 938               $ (31,817)    $ (29,798)
                                              ==========          =======               =====               =========     ==========

See Accountants Review Report



                            GLOBAL ENVIROTECH, INC.
                            (Statement of Cash Flows

                                Indirect Method
                                  (Unaudited)

                                                                                                                     April 18, 2001
                                                                                         Six-Months Ended           (Inception) to
                                                                                             June 30,                   June 30,
                                                                                2005                   2004                2005
                                                                                ----                   ----                ----

Cash Flows from Operating Activities:

     Net Gain (Loss)                                                           $ 86                   $ 290               $ (31,817)
     Increase in Accounts Payable                                                -                       -                   26,374
                                                                               ----                   -----               ----------
Net Cash Used by Operating Activities                                            86                     290                  (5,443)
                                                                               ----                   -----               ----------
Cash Flows from Financing Activities:

     Proceeds from stockholders' advance                                         -                       -                    3,800
     Payments to stockholders' advance                                           -                      290                    (290)
     Proceeds from stock issuance                                                -                       -                    2,019
                                                                               ----                   -----               ----------
Net Cash provided by Financing Activities                                        -                      290                   5,529
                                                                               ----                   -----               ----------
Net Increase in Cash & Cash Equivalents                                          86                     580                      86

Beginning Cash & Cash Equivalents                                                -                       -                      -
                                                                               ----                   -----               ----------
Ending Cash & Cash Equivalents                                                 $ 86                   $ 580                    $ 86
                                                                               ====                   =====               ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                     $ -                    $ -                    $ -
                                                                               ====                   =====               ==========
     Cash paid for Income Taxes                                                 $ -                    $ -                    $ -
                                                                               ====                   =====               ==========

See Accountants Review Report

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                                  June 30, 2005
                                   (Unaudited)




Note 1 - Presentation of Interim Information

In the opinion of the management of Global Envriotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and six-months ended June 30, 2005 and the period April 18, 2001 (inception) to June 30, 2005, stockholders' equity, and cash flows for the six-months ended June 30, 2005, and for the period April 18, 2001 (Inception) to June 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations for the Three-Months Ended June 30, 2005
- ------------------------------------------------------------------------------

     The Company had $165 in revenue and operations for the quarter in 2005 compared to $3,600 in 2004. The Company incurred expenses of $79 in the quarter in 2005 and $910 for the same quarter of 2004. The Company incurred no interest expense in the quarter in 2005 and 2004, respectively. The Company had a gain of $86 in the quarter in 2005 and gain of $290 the quarter in 2004. There was nominal profit per share in 2005 and in 2004. There can be no assurance that the Company will be able to continue any business.

Comparison of Operating Results for the Six Month Period Ended June 30, 2005
- ------------------------------------------------------------------------------
and June 30, 2004
- -----------------------

     The Company had $165 in revenue and operations for the six-month period in 2005 compared to $3,600 in the period in 2004. The Company incurred expenses of $79 in the period ended in 2005 and $190 for the same period in 2004. The Company incurred no interest expense in the period in 2005 and 2004, respectively. The Company had a gain of $86 in the quarter in 2005 and $290 gain in the quarter in 2004. There was nominal profit per share in 2005 and in 2004. There can be no assurance that the Company will be able to continue any business.

Liquidity and Capital Resources
- --------------------------------

     At June 30, 2005, the Company had $86 in cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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


                                           GLOBAL ENVIROTECH, INC.

Date: August 10, 200


                                       by:/s/Carl Urich
                                           ------------------------------
                                           Carl Urich, President