Form 10KSB/A
period 2004-12-31
GLOBAL ENVIROTECH INC
filed 2005-09-14
CIK 1216014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A

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

NOTES TO FINANCIAL STATEMENTS......................................... F-6 - F-8

                             GLOBAL ENVIROTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                December 31, 2004

                               MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael Johnson & Co., LLC                            Telephone:  (303) 796-0099
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



Denver, Colorado
August 5, 2005
/s/Michael Johnson & Co., LLC


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