Form 10QSB/A
period 2005-03-31
GLOBAL ENVIROTECH INC
filed 2005-11-07
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB/A
                                      No. 3

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated July 22, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, Colorado

July 31, 2005


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