Form 10QSB/A
period 2005-06-30
GLOBAL ENVIROTECH INC
filed 2005-11-07
CIK 1216014

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

                                GLOBAL ENVIROTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                     FOR THE SIX-MONTHS ENDED JUNE 30, 2005

                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
-------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

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

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated July 22, 2005, expressed an unqualified opinion. They have performed no auditing duties since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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