Form 10QSB
period 2005-09-30
GLOBAL ENVIROTECH INC
filed 2005-11-21
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
September 30, 2005                                            000-50162


                             GLOBAL ENVIROTECH INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                              26-0032607
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


7293 S. Sherman Street, Littleton, Colorado                       80122
- ------------------------------------                            -----
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [__]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   10,808,400 common shares as of September 30, 2005

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

                                 GLOBAL ENVIROTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Global Envirotech, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Global Envirotech, Inc. (A Development Stage Company) as of September 30, 2005 and the related statements of operations for the three and nine months ended September 30, 2005, and for the period April 18, 2001 (inception) to September 30, 2005, stockholders' equity, and statements of cash flows for the nine months ended September 30, 2005 and for the period April 18, 2001 (inception) to September 30, 2005. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated July 22, 2005, expressed an unqualified opinion. They have performed no auditing duties since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

Jaspers + Hall, PC
Denver, Colorado
November 16, 2005


                            GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                                 Balance Sheets





                                                                                            Unaudited
                                                                                          September              December 31,
                                                                                              2005                    2004
                                                                                          --------------         ----------------

ASSETS:

   Current Assets:
      Cash                                                                                      $ 86                    $ -
                                                                                          --------------         ----------------

Total Current Assets                                                                              86                      -
                                                                                          --------------         ----------------


TOTAL ASSETS                                                                                    $ 86                    $ -
                                                                                          ==============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities:
        Accounts Payable                                                                     $ 26,374                   $ 26,374
        Note Payable - Related Party                                                            3,510                      3,510
                                                                                          --------------         ----------------

Total Current Liabilities                                                                      29,884                     29,884
                                                                                          --------------         ----------------

 Stockholders Equity (Deficit):
    Common stock, $.0001 par value, 50,000,000 shares                                           1,081                      1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                                                    938                        938
    Deficit accumulated during the
      development stage                                                                       (31,817)                   (31,903)
                                                                                          --------------         ----------------
Total Stockholders' Equity (Deficit)                                                          (29,798)                   (29,884)
                                                                                          --------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                             $ 86                      $ -
                                                                                          ==============         ================

See Accountants' Review Report



                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                            Statements of Operations


                                                                                                                     April 18, 2001
                                          Three-Months Ended                        Nine-Months Ended                (Inception) to
                                             September 30,                              September 30,                  September 30,
                                     2005                  2004                  2005                  2004                  2005
                                     ----                  ----                  ----                  ----                  ----

Revenue:
    Sales                              $ -                   $ -                 $ 165               $ 3,600               $ 3,765
    Cost of Goods Sold                   -                     -                     -               ( 2,400)               (2,400)
                                   ----------            ----------            ----------            ----------          -----------
Total Income                             -                     -                   165                 1,200                 1,365
                                   ----------            ----------            ----------            ----------          -----------
Costs and Expenses:
     Bank Charges                        -                     -                    79                     -                    85
     Professional Fees                   -                     -                     -                     -                29,351
     Consulting Fees                     -                     -                     -                     -                 2,330
     Licenses & Permits                  -                     -                     -                     -                    25
     Printing                            -                     -                     -                     -                   297
     Supplies                            -                     -                     -                     -                   130
     Miscellaneous                       -                     -                     -                   910                   964
                                   ----------            ----------            ----------            ----------          -----------
Total Expenses                           -                     -                    79                   910                33,182
                                   ==========            ==========            ==========            ==========          ===========
Net Profit (Loss)                      $ -                   $ -                  $ 86                 $ 290             $ (31,817)
                                   ==========            ==========            ==========            ==========          ===========
Per Share Information:

     Weighted average number
     of common shares outstanding  10,811,400            10,811,400            10,811,400            10,811,400
                                   ==========            ==========            ==========            ==========
Net Profit per common share             *                    *                      *                    *
                                   ==========            ==========            ==========            ==========
* Less than $.01

See Accountants' Review Report



                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)


                                                                                                         Deficit
                                                  COMMON STOCKS                  Additional           Accum. During          Total
                                                                                   Paid-In             Development     Stockholders'
                                           # of Shares          Amount             Capital                Stage            Equity
                                           -----------          ------             -------                -----            ------


April 19, 2001                                10,811,400          $ 1,081               $ 938                     $ -       $ 2,019

Net Loss for Period                                    -                -                   -                    (160)         (160)
                                              ----------          -------               -----               ---------     ----------
Balance - December 31, 2001                   10,811,400            1,081                 938                    (160)        1,859
                                              ----------          -------               -----               ---------     ----------
Net Loss for Year                                      -                -                   -                  (5,659)       (5,659)
                                              ----------          -------               -----               ---------     ----------
Balance -  December 31, 2002                  10,811,400            1,081                 938                  (5,819)       (3,800)
                                              ----------          -------               -----               ---------     ----------
Net Loss for Year                                      -                -                   -                 (26,374)      (26,374)
                                              ----------          -------               -----               ---------     ---------
Balance -  December 31, 2003                  10,811,400            1,081                 938                 (32,193)      (30,174)
                                              ----------          -------               -----               ---------     ----------
Net Profit for Year                                    -                -                   -                     290           290
                                              ----------          -------               -----               ---------     ----------
Balance -  December 31, 2004                  10,811,400            1,081                 938                 (31,903)      (29,884)
                                              ----------          -------               -----               ---------     ----------
Net Profit for Period                                  -                -                   -                      86            86
                                              ----------          -------               -----               ---------     ----------
Balance - September 30, 2005                  10,811,400          $ 1,081               $ 938               $ (31,817)    $ (29,798)
                                              ==========          =======               =====               =========     ==========

See Accountants' Review Report



                             GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                Indirect Method


                                                                                                                     April 18, 2001
                                                                            Nine-Months Ended                       (Inception) to
                                                                               September 30,                          September 30,
                                                                         2005                    2004                        2005
                                                                         ----                    ----                        ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                   $ 86                   $ 290                  $ (31,817)
     Increase in Accounts Payable                                           -                       -                     26,374
                                                                         -------                -----                  -------------
Net Cash Used by Operating Activities                                      86                     290                     (5,443)
                                                                         -------                -----                  -------------
Cash Flows from Financing Activities:

     Proceeds from stockholders' advance                                    -                       -                      3,800
     Payments to shareholders                                               -                    (290)                      (290)
     Proceeds from stock issuance                                           -                       -                      2,019
                                                                         -------                -----                  -------------
Net Cash provided by Financing Activities                                   -                    (290)                     5,529
                                                                         -------                -----                  -------------
Net Increase in Cash & Cash Equivalents                                    86                       -                         86

Beginning Cash & Cash Equivalents                                           -                       -                          -
                                                                         -------                -----                  -------------
Ending Cash & Cash Equivalents                                           $ 86                     $ -                       $ 86
                                                                         =======                =====                  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                               $ -                     $ -                        $ -
                                                                         =======                =====                  =============
     Cash paid for Income Taxes                                           $ -                     $ -                        $ -
                                                                         =======                =====                  =============

See Accountants' Review Report

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                               September 30, 2005





Note 1 - Presentation of Interim Information

In the opinion of the management of Global Envirotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine-months ended September 30, 2005 and 2004 and the period April 18, 2001 (inception) to September 30, 2005, and cash flows for the nine-months ended September 30, 2005 and 2004, and for the period April 18, 2001 (Inception) to September 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Results of Operations for the Quarter Ended September 30, 2005 and September 30, 2004
--------------------------------------------------------------------------------

The company had no revenues or operations for the period. The company incurred no expenses in the period in 2005 or in the period in 2004. The company had no loss in the period in 2005 or in 2004. There was no loss per share in 2005 or in 2004. There can be no assurance that the Company will be able to carry out any business plan without significant capital infusion.

Comparison of Operating Results for the Nine Months Ended September 30, 2005
- -----------------------------------------------------------------------------
and September 30, 2004
- ----------------------

     The Company had $165 revenues for the period in 2005 and $3,600 in 2004. The cost of sales was $2,400 in the period in 2004 and the result was $1,200 in total income in the period in 2004 compared to none in 2005. The Company incurred $79 in miscellaneous expenses in the nine months in 2005 compared to none in 2004. The Company had net profit of $86 after expenses of $79 in the period in 2005 compared to a net profit from its product sales of $290 in the nine months in 2004. The profit/loss per share in the period was nominal in 2005 and in 2004.

The Company expects the trend of minimal income losses to continue.

Liquidity and Capital Resources
- -------------------------------

     At September 30, 2005, the Company had no in cash and no other assets with which to conduct operations. The Company has debt of $29,884 The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has achieved positive cash flow.

     The lack of existing capital may be a sufficient impediment to prevent its continuation, and if continued the Company's needs for additional financing are likely to increase substantially.



"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, $29,844 in debt, no cash, and no other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2005 the end of period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have materially affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to material deficiencies and material weakness.

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


                                                  GLOBAL ENVIROTECH, INC.

Date: November 15, 2005

                                           /s/ Carl Urich
                                       by: ------------------------------
                                           Carl Urich, President