Form 10KSB
period 2005-12-31
GLOBAL ENVIROTECH INC
filed 2006-03-30
CIK 1216014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

         Yes      [X]      No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). X Yes __ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0

         As of December 31, 2005, 3,937,400 shares of the Company's Common Stock, $.0001 par value per share, were held by non-affiliates.

         The number of shares of Common Stock of the registrant outstanding as of December 31, 2005, were 10,808,400.

                                TABLE OF CONTENTS

PART I                                                                      PAGE

   Item 1.  Description of Business                                           4
   Item 2.  Description of Property                                           5
   Item 3.  Legal Proceedings                                                 6
   Item 4.  Submission of Matters to a Vote of Security Holders               6


PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters          6
   Item 6.  Management's Discussion and Analysis or Plan of Operation         7
   Item 7.  Financial Statements                                              9
   Item 8.  Changes in and Disagreements With Accountants on Accounting       10
                  and Financial Disclosure
   Item 8a. Controls and Procedures                                           10
   Item 8b  Other Information                                                 10


PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act           12
   Item 10. Executive Compensation                                            14
   Item 11. Security Ownership of Certain Beneficial Owners and Management    15
   Item 12. Certain Relationships and Related Transactions                    15
   Item 13. Exhibits and Reports on Form 8-K                                  15
   Item 14. Principal accountant fees and services                            16

SIGNATURES                                                                    17

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

         In 2004 the Company reentered the Turbomaster business by acquiring the sales operations in Arizona of Carl Urich. The Company intends to continue the Turbomaster sales business in the coming year. The business proved unsustainable, and the company has terminated its efforts to market Turbomaster, and is seeking other business opportunities.

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


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) During the fiscal year ended December 31, 2005, no public trading market exists for the Company's securities, and there is no active market for the Common Shares at this time.

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

         (b) As of December 31, 2005, there were 43 shareholders of record of the Registrant's common stock.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

         The Company had no cash capital at fiscal year end 2005 or 2004. The Company will need to borrow funds or make private placements of stock in order to fund any operations. There is no assurance that any funds can be raised in loans or private placements.

     The Company had sales revenue in fiscal year ended December 31, 2005 of $165 and $3,600 in 2004. The Company incurred no cost of goods in the fiscal year ended December 31 2005 compared to $2,400 in 2004.The Company had $79 in expenses in the 2005 fiscal year compared to $910 in fiscal 2004. The net profit was $86 in fiscal the year ended in 2005 compared to $290 in fiscal year ended in 2004 at December 31. The net profit per share was nominal in fiscal year ended December 31, 2005 and in fiscal year ended on December 31, 2004.

     The Company has accumulated deficit since inception of ($29,798). The Company expects a trend of losses may continue until such time as the Company is able to obtain or develop a business which may become profitable. Of course, there is no assurance that any profitable business will ever exist in the Company.

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

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and had no significant capital resources at December 31, 2005.

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

         Going concern qualification: The Company has incurred significant losses from operations for the year ended December 31, 2005, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Michael Johnson & Co., LLC, formerly auditor for the Company, was dismissed as auditor on June 1, 2005. Jaspers + Hall, PC was engaged as auditor for Company on June 1, 2005.

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

               The audit report by Michael Johnson & Co., LLC.for the period ended December 31, 2004 and December 31, 2003, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC for the period December 31, 2004 and December 31, 2003, did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.


Michael Johnson & Co., LLC, formerly auditors for the Company, was dismissed as auditor on June 1, 2005. Jaspers + Hall, PC were engaged as auditors for Company on June 1, 2005.

ITEM 8a CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8b.

Other Information
-----------------

None.

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

The audit report by Michael Johnson & Co., LLC.for the period ended December 31, 2004 and December 31, 2003, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC for the period December 31, 2004 and December 31, 2003, did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

The audit report by Jaspers + Hall, PC for the period ended December 31, 2005 contains an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Jaspers + Hall, PC for the period December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.


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

         The current Executive officers of Registrant at December 31, 2005 are:

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


None.

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

ITEM 10- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Cash Compensation.

         Compensation paid for all services provided up to December 31, 2005 (1) to each of our executive officers and (2) to all officers as a group.

- ------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Name and Principal       Year      Salary     Bonus    Consulting     Number of   Securities       Long Term Compensation/
Position                                               Fees/Other     Shares      Underlying       Option
                                                       Fees ($)                   Options/
                                                                                  SARS (#)
- ------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Carl L. Urich,           2003             $0        0             $0           0                0                         0
President
                         2004             $0        0             $0           0                0                         0
                         2005             $0        0             $0           0                0                         0
- ------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Edna G. Urich,           2003             $0        0             $0           0                0                         0
Secretary/Treasurer
                         2004             $0        0             $0           0                0                         0
                         2005             $0        0             $0           0                0                         0
- ------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Officers as a Group      2003             $0        0             $0           0                0                         0
                         2003             $0        0             $0           0                0                         0
                         2005             $0        0             $0           0                0                         0
- ------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------

                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (to December 31, 2003)

- ----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Name                    Year         Annual         Meeting       Consulting      Number of Option     Securities Underlying
                                     Retainer       Fees ($)      Fees/Other      Shares Exercised     Options/SARS (#)
                                     Fees ($)                     Fees ($)
- ----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Carl L. Urich, Director 2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
- ----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Edna G. Urich, Director 2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
                        2005                     0             0               0                    0                           0
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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the share ownership of officers, directors and 5% or greater shareholders as of December 31, 2005.


                                                               NUMBER OF SHARES          OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS                                                           PERCENTAGE
- ----------------------------------------------------------------------------------------------------------
J.B. Heidebrecht                                               23,000,000
23820 Hawthorne Blvd.
Sutie 101
Torrance, CA 90505

Mark R. Nixon                                                  21,500,000
2508 Topanga Skyline Dr.
Topanga, CA 90290

Bruno A. Koch                                                  12,600,000
23820 Hawthorne
Suite 101
Torrance, CA 90505

All directors and executive                                    57,100,000
officers as a group (3 persons)

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

(b)   Reports on Form 8-K

         The Company filed reports on Form 8K in 2005 as follows:

         November 22, 2005


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

         Audit Fees.  Johnson  billed for the following  professional  services:
$1,500 for the fiscal periods ending March 31, 2005, June 31, 2005, and September 30, 2005; $2,500 for the audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005.

         Audit  Related   Fees.   None.

         All Other Fees. There were no tax fees or other fees in 2004 or 2005 charged by any Auditing or other accounting firm.

         The   Company's   Board  acts  as  the  audit   committee  and  had  no
"pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2004 and 2005.

         The auditors' full time employees performed all audit work.

Index to Financial Statements:

INDEPENDENT AUDITOR'S REPORT.............................................. F-1

BALANCE SHEET as of December 31, 2005..................................... F-2

STATEMENTS OF OPERATIONS for fiscal years ended December 31, 2005 and 2004 and from Inception (April 18, 2001) through December 31, 2005..............F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
from Inception (April 18, 2001) through December 31, 2005................. F-4

STATEMENTS OF CASH FLOWS for fiscal years ended December 31, 2005 and 2004 and from Inception (April 18, 2001) through December 31, 2005..............F-5

NOTES TO FINANCIAL STATEMENTS.........................................F-6 - F-10

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                December 31, 2005

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Global Envirotech, Inc.
Denver, CO


We have audited the accompanying balance sheet of Global Envirotech, Inc. (A Development Stage Company) as of December 31, 2005 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The December 31, 2004 financial statements of Global Envirotech, Inc. (A Development Stage Company), were audited by another auditor who has ceased operations. That auditor expressed an unqualified opinion on those financial statements in his report dated July 22, 2005.

We conducted our audits "in accordance with standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Standard No. 1. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Envirotech, Inc. (A Development Stage Company) as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles of the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company is in the development stage and will require funds from profitable operations, from borrowing, or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from this uncertainty.



March 27, 2006


                            GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                                                    December 31,
                                                                                             2005                  2004
                                                                                             ----                  ----

ASSETS;

   Current Assets:
      Cash                                                                                    $ -                  $ -
                                                                                            --------              --------
Total Current Assets                                                                            -                    -
                                                                                            --------              --------
TOTAL ASSETS                                                                                  $ -                  $ -
                                                                                            ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities:
         Accounts Payable                                                                   $ 26,374              $ 26,374
         Advances from shareholders                                                            3,424                 3,510
                                                                                            --------              --------
Total Current Liabilities                                                                     29,798                29,884
                                                                                            --------              --------
 Stockholders Equity :
    Common stock, $.0001 par value, 50,000,000 shares                                          1,081                 1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                                                   938                   938
    Deficit accumulated during the
      development stage                                                                      (31,817)              (31,903)
                                                                                            --------              --------
Total Stockholders' Equity (Deficit)                                                         (29,798)              (29,884)
                                                                                            --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                           $ -                   $ -
                                                                                            ========              ========

The accompanying notes are an integral part of these financial statements.



                            GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                 April 18, 2001
                                                                                                    (Inception) to
                                                                       December 31,                 December 31,
                                                                2005               2004                 2005
                                                                ----               ----                 ----

Revenue:
    Sales                                                           $ 165            $ 3,600             $ 3,765
    Cost of Goods Sold                                                  -             (2,400)             (2,400)
                                                               ----------         ----------           ---------
Net Income                                                            165              1,200               1,365
                                                               ----------         ----------           ---------
Costs and Expenses:
     Bank Charges                                                      79                  -                  85
     Professional Fees                                                  -                  -              29,351
     Consulting Fees                                                    -                  -               2,330
     Licenses & Permits                                                 -                  -                  25
     Printing                                                           -                  -                 297
     Supplies                                                           -                  -                 130
     Miscellaneous                                                      -                910                 964
                                                               ----------         ----------           ---------
Total Expenses                                                         79                910              33,182
                                                               ----------         ----------           ---------
Net Loss                                                             $ 86              $ 290           $ (31,817)
                                                               ==========         ==========           =========
Per Share Information:

     Weighted average number
     of common shares outstanding                              10,811,400         10,811,400
                                                               ==========         ==========
Net Loss per common share                                         *                  *
                                                               ==========         ==========
* Less than $.01

The accompanying notes are an integral part of these financial statements.



                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2005


                                                                                                Deficit
                                              COMMON STOCKS                Additional           Accum. During        Total
                                                                            Paid-In           Development         Stockholders'
                                       # of Shares         Amount           Capital              Stage               Equity
                                       -----------         ------           -------              -----               ------



April 19, 2001                            10,811,400        $ 1,081              $ 938                  $ -            $ 2,019

Loss for Period                                    -              -                  -                 (160)              (160)
                                          ----------        -------              -----            ---------          ---------
Balance - December 31, 2001               10,811,400          1,081                938                 (160)             1,859
                                          ----------        -------              -----            ---------          ---------
Net Loss for Year                                  -              -                  -               (5,659)            (5,659)
                                          ----------        -------              -----            ---------          ---------
Balance -  December 31, 2002              10,811,400          1,081                938               (5,819)            (3,800)
                                          ----------        -------              -----            ---------          ---------
Net Loss for Year                                  -              -                  -              (26,374)           (26,374)
                                          ----------        -------              -----            ---------          ---------
Balance - December 31, 2003               10,811,400          1,081                938              (32,193)           (30,174)
                                          ----------        -------              -----            ---------          ---------
Net Loss for Year                                  -              -                  -                  290                290
                                          ----------        -------              -----            ---------          ---------
Balance - December 31, 2004               10,811,400          1,081                938              (31,903)           (29,884)
                                          ----------        -------              -----            ---------          ---------
Net Profit for Year                                -              -                  -                   86                 86
                                          ----------        -------              -----            ---------          ---------
Balance - December 31, 2005               10,811,400        $ 1,081              $ 938            $ (31,817)         $ (29,798)
                                          ==========        =======              =====            =========          =========

The accompanying notes are an integral part of these financial statements.



                            GLOBAL ENVIROTECH, INC.
                            Statements of Cash Flows

                                Indirect Method

                                                                                                               April 18, 2001
                                                                                                               (Inception) to
                                                                                December 31,                    December 31,
                                                                           2005               2004                2005
                                                                           ----               ----                ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                     $ 86            $ 29086          $ (31,817)
     Increase in Accounts Payable                                             -                  -             26,374
                                                                           -----           -------          ---------
Net Cash Used by Operating Activities                                        86                290             (5,443)
                                                                           -----           -------          ---------
Cash Flows from Financing Activities:

     Proceeds from stockholders' advance                                      -                  -              3,800
     Payment to stockholders' advance                                       (86)              (290)              (376)
     Proceeds from stock issuance                                             -                  -              2,019
                                                                           -----           -------          ---------
Net Cash provided by Financing Activities                                   (86)              (290)             5,443

Net Increase in Cash & Cash Equivalents                                       -                  -                  -

Beginning Cash & Cash Equivalents                                             -                  -                  -
                                                                           -----           -------          ---------
Ending Cash & Cash Equivalents                                              $ -                $ -                $ -
                                                                           =====           =======          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                 $ -                $ -                $ -
                                                                           =====           =======          =========
     Cash paid for Income Taxes                                             $ -                $ -                $ -
                                                                           =====           =======          =========

The accompanying notes are an integral part of these financial statements.

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


Note 1 - Organization and Summary of Significant Accounting Policies:
--------------------------------------------------------------------

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

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares outstanding during the period.

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005




Note 1 - Organization and Summary of Significant Accounting Policies (Cont):
---------------------------------------------------------------------------

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Taxes:
-----------------------------

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

Deferred tax assets
         Net operating loss carryforwards                       $  31,817
         Valuation allowance                                     ( 31,817)
                                                                ---------
         Net deferred tax assets                                $       0
                                                                =========

At December 31, 2005, the Company had net operating loss carryforwards of approximately $31,817 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:
----------------------

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

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


Note 4 - Capital Stock Transactions:
-----------------------------------

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.0001 par value. During the period ended December 31, 2005, the Company issued no shares of common stock.

Note 5 - Segment Information:
----------------------------

Global Envirotech, Inc. operates primarily in a single operating segment, the capital raising business.

Note 6 - Financial Accounting Developments:
------------------------------------------

Recently Issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate , whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities ("VIE") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005



Note 6 - Financial Accounting Developments (Cont):
-------------------------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005

Note 6 - Financial Accounting Developments (Cont):
-------------------------------------------------

effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Global Envirotech, Inc.


         Date: March 29, 2006         By:/s/Carl L. Urich
                                       -----------------------------------
                                       Carl L. Urich, President, CEO & CFO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: March 29, 2006         By:/s/Carl L. Urich
                                       -----------------------------
                                       Carl L. Urich, President, CEO & CFO

         Date: March 29, 2006         By:/s/Edna G. Urich
                                       -----------------------------
                                       Edna G. Urich, Secretary/Treasurer

                                   DIRECTORS:

         Date: March 29, 2006         By:/s/Carl L. Urich
                                       -----------------------------
                                       Carl L. Urich

         Date: March 29, 2006         By:/s/Edna G. Urich
                                       -----------------------------
                                       Edna G. Urich