Form 10KSB/A
period 2005-12-31
GLOBAL ENVIROTECH INC
filed 2006-03-31
CIK 1216014

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



March 27, 2006
/s/Jaspers + Hall, PC


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