Form 10QSB
period 2006-03-31
GLOBAL ENVIROTECH INC
filed 2006-05-18
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
March 31, 2006                                              000-50162


                             GLOBAL ENVIROTECH, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                    26-0032607
- ------------------------                               -----------------------
(State of incorporation)                               IRS Employer ID Number


7293 S. Sherman Street, Littleton CO                                     80122
- --------------------------------------------------                       -----
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

                  10,808,400 common shares as of March 31, 2006

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

     The financial statements have been prepared by Global Envirotech, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company's Form 10-KSB.

                             GLOBAL ENVIROTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Global Envirotech, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Global Envirotech, Inc. (A Development Stage Company) as of March 31, 2006 and the related statements of operations, stockholders' equity, and statements of cash flows for the three-months then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jaspers + Hall, PC
Denver, Colorado
May 12, 2006
/s/Jaspers + Hall


                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                                                                        Unaudited               Audited
                                                                                       March 31,            December 31,
                                                                                          2006                   2005
                                                                                       ------------         ----------------

ASSETS

   Current Assets:
      Cash                                                                                 $ -                   $ -
                                                                                       ------------         ----------------

Total Current Assets                                                                         -                     -
                                                                                       ------------         ----------------


TOTAL ASSETS                                                                               $ -               -    $ -
                                                                                       ============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts Payable                                                                 $ 26,374                 $ 26,374
         Advances from shareholders                                                          3,424                    3,424
                                                                                       ------------         ----------------

Total Current Liabilities                                                                  29,798                    29,798
                                                                                       ------------         ----------------

 Stockholders Equity
    Common stock, $.0001 par value, 50,000,000 shares                                       1,081                     1,081
        authorized, 10,808,400 shares issued and outstanding
    Additional Paid-In Capital                                                                938                       938
    Deficit accumulated during the
      development stage                                                                   (31,817)                  (31,903)
                                                                                       ------------         ----------------
Total Stockholders' Equity                                                                (29,798)                  (29,884)
                                                                                       ------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ -                     $ (86)
                                                                                       ============         ================

 See Accountants' Review Report


                            GLOBAL ENVIROTECH, INC.
                         (A Development Stage Company)
                            Statement of Operations


                                                                                                             April 18, 2001


                                                                              Three-Months Ended                 (Inception) to
                                                                                   March 31,                         March 31,
                                                                            2006                 2005                  2006
                                                                            ----                 ----                  ----

Revenue:
    Sales                                                                    $ -                  $ -              $ 3,765
    Cost of Goods Sold                                                         -                    -               (2,400)
                                                                      ----------           ----------            ---------
Total Income                                                                   -                    -                1,365
                                                                      ----------           ----------            ---------
Costs and Expenses:
     Bank Charges                                                              -                    -                   85
     Professional Fees                                                         -                    -               29,351
     Consulting Fees                                                           -                    -                2,330
     Licenses & Permits                                                        -                    -                   25
     Printing                                                                  -                    -                  297
     Supplies                                                                  -                    -                  130
     Miscellaneous                                                             -                    -                  964
                                                                      ----------           ----------            ---------
Total Expenses                                                                 -                    -               33,182
                                                                      ----------           ----------            ---------
Net Loss                                                                     $ -                  $ -            $ (31,817)
                                                                      ==========           ==========            =========
Per Share Information:

     Weighted average number
     of common shares outstanding                                     10,811,400           10,811,400
                                                                      ==========           ==========
Net Loss per common share                                                    $ -                  $ -                        -
                                                                      ==========           ==========

See Accountants' Review Report


                               GLOBAL ENVIROTECH
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2006


                                                                                               Deficit
                                             COMMON STOCKS                Additional           Accum. During        Total
                                                                           Paid-In           Development         Stockholders'
                                      # of Shares         Amount           Capital              Stage               Equity
                                      -----------         ------           -------              -----               ------


April 19, 2001                           10,811,400         $ 1,081             $ 938                  $ -            $ 2,019

Net Loss for Period                               -               -                 -                 (160)              (160)
                                         ----------         -------             -----            ---------          ---------
Balance - December 31, 2001              10,811,400           1,081               938                 (160)             1,859
                                         ----------         -------             -----            ---------          ---------
Net Loss for Year                                 -               -                 -               (5,659)            (5,659)
                                         ----------         -------             -----            ---------          ---------
Balance -  December 31, 2002             10,811,400           1,081               938               (5,819)            (3,800)
                                         ----------         -------             -----            ---------          ---------
Net Loss for Year                                 -               -                 -              (26,374)           (26,374)
                                         ----------         -------             -----            ---------          ---------
Balance -  December 31, 2003             10,811,400           1,081               938              (32,193)           (30,174)
                                         ----------         -------             -----            ---------          ---------
Net Profit for Year                               -               -                 -                  290                290
                                         ----------         -------             -----            ---------          ---------
Balance -  December 31, 2004             10,811,400           1,081               938              (31,903)           (29,884)
                                         ----------         -------             -----            ---------          ---------
Net Profit for Year                               -               -                 -                   86                 86
                                         ----------         -------             -----            ---------          ---------
Balance - December 31, 2005              10,811,400           1,081               938              (31,817)           (29,798)
                                         ---------          -------             -----            ---------          ---------
Net Profit for Period                             -               -                 -                    -                  -
                                         ----------         -------             -----            ---------          ---------
Balance - March 31, 2006                 10,811,400         $ 1,081             $ 938            $ (31,817)         $ (29,798)
                                         ==========         =======             =====            =========          =========

See Accountants' Review Report


                             GLOBAL ENVIROTEC, INC.
                            Statement of Operations

                                Indirect Method


                                                                                                                     April 18, 2001
                                                                              Three-Months Ended                    (Inception) to
                                                                                   March 31,                               March 31,
                                                                                     2006               2005                2006
                                                                                     ----               ----                ----

Cash Flows from Operating Activities:

     Net Loss                                                                          $ -                $ -          $ (31,817)
     Increase in accounts payable                                                        -                  -             26,374
                                                                                ----------                -----        ----------
Net Cash Used by Operating Activities                                                    -                  -             (5,443)
                                                                                ----------                -----        ----------
Cash Flows from Financing Activities:

     Increase in stockholders' advances                                                  -                  -              3,800
     Payment to stockholders' advances                                                   -                  -               (376)
     Proceeds from stock issuance                                                        -                  -              2,019
                                                                                ----------                -----        ----------
Net Cash provided by Financing Activities                                                -                  -              5,443
                                                                                ----------                -----        ----------
Net Increase in Cash & Cash Equivalents                                                  -                  -                  -

Beginning Cash & Cash Equivalents                                                        -                  -                  -
                                                                                ----------                -----        ----------
Ending Cash & Cash Equivalents                                                         $ -                $ -                 $-

                                                                                ==========                =====        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                            $ -                $ -                 $-
                                                                                ==========                =====        ==========
     Cash paid for Income Taxes                                                        $ -                $ -                 $-
                                                                                ==========                =====        ==========

See Accountants' Review Report

                             GLOBAL ENVIROTECH, INC.
                          (A Development Stage Company)
                                 March 31, 2006





Note 1 - Presentation of Interim Information

In the opinion of the management of Global Envriotech, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three-months ended March 31, 2006 and 2005 and the period April 18, 2001 (inception) to March 31, 2006, stockholders' equity, and cash flows for the three-months ended March 31, 2006 and 2005, and for the period April 18, 2001 (Inception) to March 31, 2006. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations for the Quarter Ended March 31, 2006
- ------------------------------------------------------------------------------

     The Company had no revenues or operations for the quarter. The Company incurred no expenses in the quarter in 2006 or in the same quarter of 2005. The Company incurred no interest expense in the quarter in 2006 and 2005, respectively. The Company had no loss in the quarter in 2006 and no loss in the quarter in 2005. There was nominal loss per share in 2006 and in 2005. There can be no assurance that the Company will be able to commence business.


Liquidity and Capital Resources
- --------------------------------

     At March 31, 2006, the Company had no cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation March 31, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph March 31, 2006, including any correction action with regard to significant deficiencies and material weakness.

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


                                           GLOBAL ENVIROTECH, INC.

Date: May 15, 2006


                                       by:/s/Carl Urich
                                           ------------------------------
                                           Carl Urich, President