Form 10KSB/A
period 2004-12-31
GLOBAL ENVIROTECH INC
filed 2006-06-20
CIK 1216014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                    NO. 4

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s







                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Global Envirotech, Inc.
Denver, CO


We have audited the accompanying balance sheet of Global Envirotech, Inc., (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004 and the period April 18, 2001 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Envirotech, Inc., as of December 31, 2004 and the results of their operations, stockholderss' equity and cash flows for the year ended December 31, 2004 and the period April 18, 2001 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

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



Denver, Colorado
May 31, 2005
/s/Michael Johnson & Co., LLC


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

Deferred tax assets
         Net operating loss carryforwards                      $  31,903
         Valuation allowance                                    ( 31,903)
                                                               -----------
         Net deferred tax assets                               $       0
                                                               ===========

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