Form 10KSB/A
period 2005-12-31
GLOBAL ENVIROTECH INC
filed 2006-06-20
CIK 1216014

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

     There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers fourth fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control ove rfinancial reporting.



Item 8b.

Other Information
-----------------

None.

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

(b)   Reports on Form 8-K

         The Company filed reports on Form 8K in 2005 as follows:

         November 22, 2005


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES


     Michael Johnson & Co., LLC ("Johnson") was the Company's principal auditing accountant firm until May 31, 2005 at which time he resigned and Jaspers + Hall, PC was appointed auditor. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining the auditor's independence. The new auditor, Jaspers + Hall, PC were not paid any general fees or audit fees or other fees during 2005.



         Audit Fees. Michael Johnson did not bill for services in 2005.

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

NOTES TO FINANCIAL STATEMENTS.......................................F-6 - F-10

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Global Envirotech, Inc.
Denver, CO


We have audited the accompanying balance sheet of Global Envirotech, Inc. (A Development Stage Company) as of December 31, 2005 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The December 31, 2004 financial statements of Global Envirotech, Inc. (A Development Stage Company), were audited by another auditor who has ceased operations. That auditor expressed an unqualified opinion on those financial statements in his report dated May 31, 2005.

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

                                       Global Envirotech, Inc.


         Date: June 16, 2006         By:/s/Carl L. Urich
                                       -----------------------------------
                                       Carl L. Urich, President, CEO & CFO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   DIRECTORS:

         Date: June 16, 2006         By:/s/Carl L. Urich
                                       -----------------------------
                                       Carl L. Urich

         Date: June 16, 2006         By:/s/Edna G. Urich
                                       -----------------------------
                                       Edna G. Urich