Form 10QSB
period 2006-06-30
QLINKS AMERICA, INC.
filed 2006-08-15
CIK 1216014

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(D)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            For the transition period from              to
                         Commission File Number: 0-24081

                              QLINKS AMERICA, INC.
             (Exact name of registrant as specified in its charter)

         Colorado                                             90-0138998
(State or other jurisdiction of incorporation or  (I.R.S. Employer
 organization)                                    Identification No.)

           112 N. Rubey Drive, Suite 180                            80403
      (Address of principal executive offices)                    (Zip Code)

                                 (303) 328-3290
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X| Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X| As of July 31, 2006 there were 17,166,680 shares outstanding of Registrant's Common Stock (no par value).

Transitional Small Business format  Yes |_|  No |X|

                              QLINKS AMERICA, INC.
                          Quarterly Report on Form 10-Q
                                  June 30, 2006
                                Table of Contents

                         PART I - FINANCIAL INFORMATION
Item 1    Financial Statements
          Qlinks Balance Sheets as of June 30, 2006 and December 31, 2005 (Unaudited) Qlinks Statements of Operations for the Six months ended June 30, 2006 and 2005 Qlinks Statements of Changes In Stockholders' Equity for the Six months ended June 30, Qlinks Statements of Cash Flows for the Six months ended June 30, 2006 and 2005 Notes to Unaudited Qlinks Financial Statements
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3    Quantitative and Qualitative Disclosures About Market Risk


                           PART II - OTHER INFORMATION
Item 1     Legal Proceedings
Item 1A    Risk Factors
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds
Item 3     Defaults upon Senior Securities
Item 4     Submission of Matters to a Vote of Security Holders
Item 5     Other Information
Item 6     Exhibits

Signature



                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                              QLINKS AMERICA, INC.
                                 BALANCE SHEETS
                                   (unaudited)

ASSETS
   Current Assets                                                     June 30, 2006            December 31, 2005
                                                                  -----------------------    ----------------------
         Cash                                                              $     287,542              $     43,574

         Accounts Receivable                                                      52,040                    30,981

  Prepaid Expenses                                                               309,197                         -

         Other Current Assets                                                          -                     1,000
                                                                  -----------------------    ----------------------

    Total Current Assets                                                         648,779                    75,555

    Property and Equipment, net                                                   25,113                    13,007
    Amortizable Intangible Assets, net (Note 3)                                  450,250                   544,710

    Goodwill (Note 2)                                                            678,504                         -
                                                                  -----------------------    ----------------------
TOTAL ASSETS                                                              $    1,802,646             $     633,272
                                                                  =======================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
      Current Liabilities
          Accounts Payable                                                 $     332,390              $      1,147
          Payroll Tax Payable
          Pre-billed Revenues

          Accrued Bonuses                                                         17,816                         -
          Accrued Compensation-Current
          Current Portion - Long Term Debt (Note 6)                              406,092                    14,926
                                                                  -----------------------    ----------------------

         Total Current Liabilities                                               875,695                   149,371
      Long Term Liabilities

         Notes Payable, net of discount (Note 6)                                 289,649                   361,798

         Deferred Income Taxes (Note 7)                                                -                         -
                                                                  -----------------------    ----------------------

      Total Long Term Liabilities                                                289,649                   361,798
                                                                  -----------------------    ----------------------
   Total Liabilities

Stockholders' Equity
  Common  Stock  (30,000,000  shares   authorized,
  16,916,680  and  14,050,000
  outstanding as of June 30, 2006 and December 31,
  2005, respectively)                                                                  -                         -

      Additional Paid in Capital                                               1,981,503                 1,189,000
      Accumulated Deficit
                                                                  -----------------------    ----------------------

   Total Stockholders' Equity                                                    637,302                   122,103
                                                                  -----------------------    ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    1,802,646             $     633,272
                                                                  =======================    ======================






The accompanying notes are an integral part of these financial statements.



                              QLINKS AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Six Months Ended                   Three Months Ended
                                                June 30, 2006        June 30, 2005          June 30, 2006       June 30, 2005
                                               -----------------    -----------------     ------------------   -----------------
Revenue
    Ecommerce                                        $  226,364              $     -             $  121,880             $     -
    Advertising Sales
    Consulting Fee Income
                                               -----------------    -----------------     ------------------   -----------------

 Total Revenue                                          330,646                3,000                185,990               2,000

 Cost of Goods Sold
    Merchant Services
                                               -----------------    -----------------     ------------------   -----------------

 Total Cost of Goods Sold                                12,582                    -                  6,594                   -
                                               -----------------    -----------------     ------------------   -----------------
 Gross Profit                                                                                       179,396

 Expenses
  Compensation & Benefits                            $  179,349              $     -              $  97,053             $     -
    Professional Fees
    Depreciation & Amortization
  Research & Development
    Facility Expense
    Travel & Entertainment
    Office Expenses
    Advertising & Promotion
    Commissions & Fees
                                               -----------------    -----------------     ------------------   -----------------

 Total Expenses                                         553,759              117,109                324,192              57,453
                                               -----------------    -----------------     ------------------   -----------------

Net Loss from Operations                                                                          (144,796)

 Other Income and Expense
 Other Income
    Interest Earned
                                               -----------------    -----------------     ------------------   -----------------

 Total Other Income                                           -                3,600                      -               3,600

 Other Expenses
    Interest Expense
    Income Tax Expense (benefit) (Note 8)
                                               -----------------    -----------------     ------------------   -----------------

 Total Other Expenses                                    41,609                3,600                 23,783               3,600
                                               -----------------    -----------------     ------------------   -----------------
 Net Other Loss
                                               -----------------    -----------------     ------------------   -----------------

                                               -----------------    -----------------     ------------------   -----------------
 Net Loss                                           $ (277,304)          $ (114,109)           $  (168,579)         $  (55,453)
                                               =================    =================     ==================   =================

 Weighted average common shares
outstanding-basic                                    14,210,886           13,800,000             14,210,886          13,800,000
 Weighted average common shares                      14,210,886           13,800,000             14,210,886          13,800,000

 Basic (Loss) per common share                       $   (0.02)           $   (0.01)             $   (0.01)          $   (0.00)
 Diluted (Loss) per common share                     $   (0.02)           $   (0.01)             $   (0.01)          $   (0.00)

The accompanying notes are an integral part of these financial statements.




                              QLINKS AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Six Months Ended            Six Months Ended
                                                                        June 30, 2006                June 30, 2005
                                                                    -----------------------     ------------------------
Cash flow from operating activities:
Net Loss                                                                    $    (277,304)               $    (114,109)
Adjustments to reconcile net loss to net cash used by operations:

  Depreciation                                                                       9,269                        6,030
  Non-cash interest expense
  Amortization of technology and licenses
  Amortization of notes payable discount

 Changes in operating  assets and liabilities:  Increase in accounts  receivable
  Increase in prepaid expenses Decrease in other current assets Increase in accounts payable Increase in accrued bonuses Decrease in accrued compensation
  - Note 1 Decrease in payroll tax payable

  Increase in pre-billed revenues                                                    6,626                            -
                                                                    -----------------------     ------------------------

  Net cash used by operating activities                                           (71,082)                      (5,161)

Cash flow from investing activities:
  Repayment of loans to officers
  Purchase of fixed assets

  Cash paid for Global Envirotech acquisition                                     (30,000)                            -
                                                                    ----------------------- --- ------------------------

  Net cash provided (used) by investing activities                                (51,375)                       10,000

Cash flow from financing activities:
  Proceeds from issuance of notes payable
  Payments of notes payable
  Net cash flow provided (used) by financing activities

Net increase (decrease) in cash

Cash, Beginning of Year                                                             43,574                        2,860
                                                                    -----------------------     ------------------------
Cash, End of Year/Period                                                     $     287,542                 $      1,199
                                                                    =======================     ========================

Cash paid for interest                                                        $     21,268                 $      3,600
Cash paid for income taxes                                                    $          -                 $         -

Supplemental non-cash disclosures:
 Officer loan offset against notes payable                                    $          -                 $    120,000
 Conversion of notes payable to equity                                                                                -
 Purchase of common stock from deferred compensation                                                                  -


Note 1 - $60,000 of deferred  compensation  owed to James Mulford,  Chairman and
CEO, was converted to equity in May 2006. The accompanying notes are an integral part of these financial statements.





                              QLINKS AMERICA, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                        Common
                                                      Number of       Stock (no        Additional         Retained Earnings
                                                    Common Shares    par value)      Paid-in Capital         (Deficit)
                                                   ---------------- -------------- -------------------- ---------------------
 Balance, December 31, 2005                             14,050,000          $   -         $  1,189,000         $ (1,066,897)

    Conversion of deferred compensation to
    common stock                                           300,000              -               60,000                     -
     Conversion of notes payable to common stock
     Acquisition of Global Envirotech, Inc.                                                    648,503                     -
     Stock compensation                                                         -                                          -
     Net income (net loss)                                                                                         (277,304)
                                                                 -              -                    -
                                                   ---------------- -------------- -------------------- ---------------------
                                                                                $
 Ending balance, June 30, 2006                          16,916,680              -         $  1,981,503         $ (1,344,201)
                                                   ================ ============== ==================== =====================



The accompanying notes are an integral part of these financial statements.


                              QLINKS AMERICA, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)
                                  (continued)

  Total
---------------
    $  122,103


        60,000




     (277,304)
---------------

    $  637,302
===============

The accompanying notes are an integral part of these financial statements.

                              QLINKS AMERICA, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     Organization. Qlinks America, Inc. ("Company", "Qlinks") was organized February 18, 2003 (Date of Inception) under the laws of the State of Colorado, as Qlinks America, Inc. The Company has not commenced significant operations and, in accordance with Statement of Financial Accounting Standards No. 7 Accounting and Reporting by Development Stage Enterprises ("SFAS No. 7"), the Company is considered a development stage company.

The predecessor to organization to the current Company was Qlinks America, LLC, originally formed in 2001 as a Colorado Limited Liability Company owned by the current Chairman of Qlinks America, Inc., William R. Jones, and Office Technology Systems ("OTS").

In 2003, Mr. Jones contributed his interests in the software and the hardware of Qlinks America, LLC and the Company also purchased OTS' ownership interests in Qlinks America, LLC to form the basis for the present day Company.

     Company Overview. Qlinks America, Inc. is a development stage company that will deliver a proven, cost-effective "targeted advertising" solution within existing Communities of Interest (COI) to increase revenues and profits for consumer packaged goods (CPG) retailers, distributors, and manufacturers.

The Company's QBux (TM) Solution Set offers fully integrated kiosks and Point of Sale (POS) touch points that allow clients to "target" consumers with goods and services that they are most likely to purchase. At the same time, the Company's comprehensive back-office solution uniquely protects consumer identity and privacy. This solution set is replicable within several COI (nationally and internationally), providing significant anticipated revenue and profit growth for Qlinks America and its' business partners.


         ThinkBurst Media, Inc. Asset Purchase. In October 2005, the Company purchased certain assets and assumed certain liabilities of ThinkBurst Media, Inc. (the "Seller"). The Seller is a Florida corporation that engages in the business of owning and operating web sites, web portals, and related business matters, with a particular emphasis on wireless developer networks and geographic information systems. The assets acquired from the Seller in the transaction consisted of its GeoCommunity Web Site, Wireless Developer Network, equipment, furniture and software, and certain operational components including the ThinkBurst Media, GeoCommunity, Wireless Developer Network, and other trademarked names, available cash in bank accounts, A/R, and all tangible and intangible assets.


         Global Envirotech, Inc. Merger/Acquisition. In June 2006, the Company acquired all of the issued and outstanding shares of Global Envirotech, Inc. ("Global") through a stock purchase and a stock exchange transaction ("The Agreement and Plan of Merger"). Global was merged into Qlinks by a statutory merger and the former shareholders of Global became shareholders of Qlinks. This acquisition and merger transaction resulted in Qlinks becoming an SEC publicly registered and reporting company.

         The shareholders of Global became minority shareholders of Qlinks. Qlinks continued to conduct its business and operations as the surviving company. 2,160,680 Global shares were exchanged for 2,160,680 shares of Qlinks common stock as a result of the Agreement and Plan of Merger, such shares being included in the outstanding shares reported in this Form 10-Q.

         Interim Financial Statements. The accompanying unaudited financial statements of Qlinks have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited Qlinks financial statements included in this document have been prepared on the same basis as the annual financial statements, and in management's opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP and SEC regulations for complete financial statements. The results for the six months ended June 30, 2006 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

         Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates have been made by management with respect to allowance for doubtful accounts, income tax valuation allowance, fair values of long-lived assets, valuation of intangible assets and goodwill, and fair value of stock-based compensation amounts. Actual results could significantly differ from these estimates.
          Revenue recognition

         Advertising sales are generally purchased with a pre-paid contract for a specified number of months. Revenue from pre-paid advertising sales is recorded as a liability on the balance sheet at the time of purchase/payment and revenues are subsequently recognized ratably over the life of the advertising contract as the advertising is provided

         Ecommerce revenue is recognized at the point-of-sale as the payment is collected immediately (via credit card) and there are no further obligations of the Company.

         Consulting revenue is recognized upon the performance of services.

         Cost of goods sold generally represents the merchant fees (credit card processing) related to Ecommerce transactions.
Operating Expenses

     Advertising Costs. The Company expenses all costs of advertising as incurred.

         Professional Fees. The Company expenses all costs of professional fees as incurred. As of June 30, 2006, all personnel at the Company's headquarters in Denver, Colorado (does not include 3 statutory employees in Florida) were contractors and their related compensation is included in the professional fees amount.

     Research and Development. The Company expenses all costs of research and development as incurred.

Other Items


         Fair value of financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2006 and December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.


         Stock-based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123(Revised), Share-Based Payment ("SFAS 123R"). This statement replaced SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the modified prospective method of adoption, the Company is required to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date.

         In addition, the Company is required to record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123. From January 1, 2006, stock option grants will be accounted for under SFAS 123R. The Company uses the Black-Scholes model to estimate the fair value of each option grant on the date of grant. This model requires the use of estimates for expected term of the options and expected volatility of the price of the Company's common stock.

         From January 1, 2006 through June 30, 2006, no stock options were issued to employees of the company and no stock-based compensation expense was recognized.


     Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. It is the policy of the Company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method. Estimated useful lives range as follows:

                                                 Life (yrs)
                                                 ----------
         Office equipment                             5
         Computer hardware                            3
         Furniture and fixtures                       5


(2) Goodwill

         Changes in the carrying amounts of goodwill for the six months ended June 30, 2006 are as follows:

                                                                   Total
                                                                  Goodwill
                                                                 --------------
Balance as of December 31, 2005                                    $    -
    Acquisition of Global Envirotech, Inc.                         678,504
                                                                 --------------
Balance as of June 30, 2006                                     $  678,504
                                                                 ============


         The Company has not performed an annual goodwill impairment test as the transactions giving rise to goodwill were recorded in June 2006 and it was determined that goodwill was not impaired at the end of that same month. Goodwill will be assessed for impairment at each reporting period end if certain events occurred indicating that an impairment may have occurred. No events have occurred that management believes may have impaired goodwill.

(3) Intangible Assets

         Identifiable intangibles are amortized over an estimated finite life of five years are stated at cost less accumulated amortization. The following table summarizes identifiable intangible assets:


                                           June 30, 2006                     December 31, 2005
                                           -------------                     -----------------
                                            Accumulated     Net                 Accumulated     Net
                                  Gross    Amortization  Carrying     Gross    Amortizatio  Carrying
       Identifiable intangible    Amount                 Amount      Amount                  Amount
       -------------------------------------------------------------------------------------------------

       Technology & Licenses        944,607     494,357   450,250       944,607     399,897     544,710

         Amortization expense of identifiable intangible assets was $94,460 and $72,918 for the six months ended June 30, 2006 and 2005, respectively.

 (4) Earnings Per Common Share

         The Company utilizes SFAS No. 128, "Earnings per Share" to calculate gain/loss per share. Basic gain/loss per share is computed by dividing the gain/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted gain/loss per share is computed similar to basic gain/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). For all periods, the Company has experienced a net loss, and thus the following common stock equivalents have been excluded from the calculation of diluted loss per share:

                                                                     6/30/06             12/31/05
                                                                 -----------------    ----------------
Notes payable - convertible to common stock                             2,150,000           1,025,000
Options - issued to consultants                                           500,000             500,000
Warrants - issued in connection with convertible notes                  2,000,000                   -
                                                                 -----------------    ----------------
    Total common stock equivalents
                                                                 =================    ================


(5) Share-Based Compensation

         The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. The Company previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes. Because the Company historically granted options with exercise prices equal to the fair value of the Company's common stock at the grant date, the adoption of SFAS 123R did not result in a significant adjustment to the financial statements. Through June 30, 2006 the Company had only issued stock options to consultants.


(6) Long-term Debt

         The Company's notes payable consist of the following:

                                                    6/30/06            12/31/05
                                             -----------------    --------------
Total Notes Payable                             $     695,741     $     376,724
   Less: Current Portion                             (409,092)          (14,926)
                                             -----------------    --------------
Long-term debt, excluding current portion       $     289,649     $     361,798
                                             =================    ==============

     Interest. Notes payable accrue interest at interest rates ranging from 6% to 12% per annum.

         Conversion. All notes payable, with the exception of $115,533 owed to Vanguard Bank at June 30, 2006, are convertible to shares of the Company's common stock, with exercise prices ranging from $0.20 to $0.40 per share. In addition, certain notes also contain a conversion feature that provides warrants to the holder of the note to purchase shares of the Company's common stock at $0.30 per share at $0.50 per share if the note is converted to common stock.

     The conversion options for notes payable expire from September 2006 through December 2007, depending on the terms of the note.

     Related Parties. See Note (9) for notes payable held by related parties.

(7) Income Taxes

         The Company recorded a net income tax benefit of $80,433 and $15,947 for the six months ended June 30, 2006 and 2005, respectively.

         As of June 30, 2006 and December 31, 2005, the Company continued to maintain a full valuation allowance on its net deferred tax asset as it determined it is more likely than not that the Company will not realize its deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. The Company assessed the realizability of its deferred tax assets using all available evidence. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company's results of operations and financial position.

The Company has estimated net operating loss carryforwards aggregating $869,168 generated from February 18, 2003 (inception) through December 31, 2005, which expire through 2025. The deferred tax asset of approximately $339,000 related to this carryforward has been fully reserved.

The provision for income taxes consisted of the following:



Six-Months Ended June 30,                                                           2006                   2005
----------------------------------------------------------------- ----------------------- -----------------------
Current:

    Federal (benefit) expense                                              $         -             $     -
    State (benefit) expense                                                          -                   -
                                                                  ----------------------- -----------------------
                                                                                      -                  -
Deferred:
    Federal (benefit) expense                                              $    (70,121)           $    (13,903)
    State (benefit) expense                                                     (10,312)                 (2,044)
                                                                  ----------------------- -----------------------
                                                                                (80,433)                (15,947)
                                                                  ----------------------- -----------------------
                                                                           $    (80,433)           $    (15,947)
                                                                  ======================= =======================
Classification:
    Taxes on income from continuing operations                             $    (80,433)           $    (15,947)
                                                                  ----------------------- -----------------------
                                                                           $    (80,433)           $    920,000
                                                                  ======================= =======================

Six-Months Ended June 30,                                                           2006                    2005
----------------------------------------------------------------- ----------------------- -----------------------
U.S. federal statutory rates                                                   34.0%                    34.0%
State income tax, net                                                           5.0                      5.0
Alternative minimum tax                                                         -                      -
Change in valuation allowance                                                   -                         -
                                                                  ----------------------- -----------------------
Effective tax rate                                                             39.0%                    39.0%
                                                                  ======================= =======================

Temporary differences that give rise to a significant portion of the net deferred tax asset are as follows:


                                                                                06/30/06                 12/31/05
----------------------------------------------------------------- ----------------------- -----------------------
Deferred tax assets:
    Net operating loss carry forwards                                            376,741                 296,308
    Depreciation                                                                   6,964                   3,349
    Amortization of intangibles                                                   62,898                  39,319
                                                                  ----------------------- -----------------------
Total deferred tax asset                                                         446,603                 338,976
                                                                  ----------------------- -----------------------
Deferred tax liabilities:
    Valuation allowance                                                         (446,603)               (338,976)
                                                                  ----------------------- -----------------------
Net deferred tax asset                                                  $             -         $             -
                                                                  ======================= =======================


(8) Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company defines operating segments as components of an enterprise for which separate financial information is reviewed regularly by the chief operating decision-making group, to evaluate performance and to make operating decisions. The Company has identified its Chairman, President/Chief Executive Officer and Senior VP of Finance and Administration as its chief operating decision-makers. These chief operating decision makers review revenues by segment and review overall results of operations.

         The Company currently operates its business as two operating segments based on business divisions: Qlinks Media Group (QMG) and Qlinks America (QLA).

         Selected segment information is as follows:


                                  Six-Months Ended June 30, 2006             Six-Months Ended June 30, 2005
                                  ------------------------------             ------------------------------

                                    QMG                   QLA                     QMG*                  QLA
                            --------------------- --------------------    --------------------- --------------------

Revenue                           $330,646                 -                       -                  $3,000
Cost of Sales                      12,582                  -                       -                     -
Operating Expenses                215,043               338,716                    -                  117,109
Net Income (Loss)                  69,918              (346,925)                   -                 (114,109)
Total Assets                      347,051              1,455,595                   -                  543,088

* Financial results for the six-months ended June 30, 2005 are not presented as QMG was not acquired by Qlinks America until October 21, 2005.


(9) Related party transactions


Amounts due to the Company's Chairman of the Board of Directors (and related parties) and Chief Executive Officer (and related parties) are as follows:

                                                                            June 30,        December 31,
                                                                               2006             2005
                                                                         ---------------- -----------------
William R. Jones (and related parties) - Chairman of the Board of
Directors
 Deferred Compensation                                                       $    20,000        $   20,000
 Notes Payable, including accrued interest                                       213,630           157,452
                                                                         ---------------- -----------------
  Total                                                                        $ 233,630          $177,452
                                                                         ================ =================
James O. Mulford (and related parties) - President and Chief Executive
Officer
 Deferred Compensation                                                        $   20,000           $60,000
 Notes Payable, including accrued interest*                                      151,859
                                                                         ---------------- -----------------
  Total                                                                        $ 171,859           $60,000
                                                                         ================ =================

Consulting Fees Earned by Related Parties


                                                                           Six-months        Year-ended
                                                                         ended June 30,     December 31,
                                                                              2006              2005
                                                                         ---------------- -----------------

James O. Mulford - President and Chief Executive Officer                         $60,000          $ 60,000


*Notes payable to the Shine Foundation, a charitable giving trust of James O. Mulford. Mr. Mulford is the President of the Shine Foundation, but has no beneficial interest in the trust.

(10) Commitments and Contingencies

     Lease commitments. As of June 30, 2006, the Company leased two office spaces, as follows:

1. Corporate headquarters located in Golden, Colorado on a month-to-month basis at $2,000 per month with 60 days notice to terminate lease.

2. Florida - Office premises in Niceville, Florida under a non-cancelable operating lease. The three-year lease commenced May 1, 2005 and expires April 30, 2008 and requires the Company to pay utilities, insurance and other costs.

Aggregate minimum rental commitments at June 30, 2006 under non-cancelable operating leases are summarized as follows:
                                               Gross Rentals
                                               -------------

        Year ending December 31 2006           $ 7,500
        Year ending December 31, 2007           15,000
        Year ending December 31, 2008            5,000
                                               --------
                                               $27,000
                                               -------


         Equipment lease. The Company leases computer equipment under a non-cancelable operating lease from Hewlett Packard (Compaq). The Company pays $455.85 per month under this lease, which will expire in December 2006. Future minimum commitments under non-cancelable operating leases as of June 30, 2006, are as follows:

                                                                  Amount
                                                                  ------
          Year ending December 31, 2006                         $   2,735

         License fee. As part of a licensing agreement with SoftCard Systems, Inc., the Company is required to pay a monthly fee equal to $20,000 to SoftCard Systems, Inc.

         Accrued compensation. The Company has entered into deferred compensation agreements with certain of its consultants and executive officers. These agreements specify that the compensation will be paid when cash flow is sufficient. These agreements also specify that the deferred compensation may also be settled with shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Special Note About Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities
Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Qlinks' industry, management's beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as "anticipates", "expects", "intends", "plans", "believes", "estimates", variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

We deliver a proven, cost-effective "targeted advertising" solution within existing Communities of Interest (COI) to increase revenues and profits for consumer packaged goods (CPG) retailers, distributors, and manufacturers.

Our QBux (TM)  Solution  Set offers  fully  integrated  kiosks and Point of Sale
(POS) touch points that allow clients to "target" consumers with goods and services that they are most likely to purchase. At the same time, our comprehensive back-office solution uniquely protects consumer identity and privacy. This solution set is replicable within several COI (nationally and internationally), providing significant anticipated revenue and profit growth for us and our business partners.

         ThinkBurst Media, Inc. Asset Purchase. In October 2005, we purchased certain assets and assumed certain liabilities of ThinkBurst Media, Inc. (the "Seller"). The Seller is a Florida corporation that engages in the business of owning and operating web sites, web portals, and related business matters, with a particular emphasis on wireless developer networks and geographic information systems. The assets acquired from the Seller in the transaction consisted of its GeoCommunity Web Site, Wireless Developer Network, equipment, furniture and software, and certain operational components including the ThinkBurst Media, GeoCommunity, Wireless Developer Network, and other trademarked names, available cash in bank accounts, A/R, and all tangible and intangible assets.

         Global Envirotech, Inc. Merger/Acquisition. In June 2006, we acquired all of the issued and outstanding shares of Global Envirotech, Inc. ("Global") through a stock purchase and a stock exchange transaction ("The Agreement and Plan of Merger"). Global was merged into Qlinks by a statutory merger and the former shareholders of Global became shareholders of Qlinks. This acquisition and merger transaction resulted in Qlinks becoming an SEC publicly registered and reporting company.

         The shareholders of Global became minority shareholders of Qlinks. Qlinks continued to conduct its business and operations as the surviving company. 2,160,680 Global shares were exchanged for 2,160,680 shares of Qlinks common stock as a result of the Agreement and Plan of Merger, such shares being included in the outstanding shares reported in this Form 10-Q.

         Stock-Based Compensation Costs. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123R"), using the modified prospective method. However, from January 1 to June 30, 2006, we did not issue any stock options to our employees and therefore recognized no stock-based compensation costs.

RESULTS OF OPERATIONS (Six months ended June 30)

The following table presents the Company's unaudited statements of operations reflected as a percentage of total revenue. Six-months ended June 30,


                                                          2006                          2005
                                               ---------------------------    -------------------------
    Ecommerce                                                       68.5%                         0.0%
    Advertising Sales                                               31.5%                         0.0%
    Consulting Fee Income                                            0.0%                       100.0%
                                               ---------------------------    -------------------------
 Total Revenue                                                     100.0%                       100.0%

 Cost of Goods Sold
    Merchant Services                                                3.8%                         0.0%
                                               ---------------------------    -------------------------
 Total Cost of Goods Sold                                            3.8%                         0.0%
                                               ---------------------------    -------------------------
 Gross Profit                                                       96.2%                       100.0%

 Expenses
 Compensation & Benefits                                            54.2%                         0.0%
    Professional Fees                                               38.8%                     1,000.0%
    Depreciation & Amortization                                     31.4%                     2,631.6%
 Research & Development                                             21.3%                         0.0%
    Facility Expense                                                 9.3%                       166.7%
    Travel & Entertainment                                           4.0%                        54.2%
    Office Expenses                                                  3.9%                        51.1%
    Advertising & Promotion                                          2.3%                         0.0%
    Commissions & Fees                                               2.3%                         0.0%
                                               ---------------------------    -------------------------
 Total Expenses                                                    167.5%                     3,903.6%
                                               ---------------------------    -------------------------

Net Loss from Operations                                           -71.3%                    -3,803.6%

 Other Income and Expense
 Other Income
    Interest Earned                                                  0.0%                       120.0%
                                               ---------------------------    -------------------------
 Total Other Income                                                  0.0%                       120.0%

 Other Expenses
    Interest Expense                                                12.6%                       120.0%
    Income Tax Expense (benefit) (Note 8)                            0.0%                         0.0%
                                               ---------------------------    -------------------------
 Total Other Expenses                                               12.6%                       120.0%
                                               ---------------------------    -------------------------
 Net Other Loss                                                    -12.6%                         0.0%
                                               ---------------------------    -------------------------

                                               ---------------------------    -------------------------
 Net Loss                                                          -83.9%                    -3,803.6%
                                               ===========================    =========================



Summary
         The Company had a net loss on operations in the six months ended June 30 of ($235,695) in 2006 compared to a net loss of ($114,109) in the same period in 2005. The net loss for the period in 2006 was ($277,304) and in 2005 it was ($114, 109). The net loss per share was ($.02) in the period in 2006 compared to ($.01) in 2005 in the period.

Revenue

          Total revenues were $330,646 and $3,000 for the six-months ended June 30, 2006 and 2005, respectively. Revenues were generated entirely by the Company's Qlinks Media Group (an operating division) for the six-months ended June 30, 2006, as follows:

         Advertising revenue was $104,282 and $0 for the six months ended June 30, 2006 and 2005, respectively, and was derived from the sale of banner ads, leaderboards and skyscraper ads on our websites.

         Ecommerce revenue was $226,364 and $0 for the six-months ended June 30, 2006 and 2005, respectively, and was derived from the sale of geographical data, data downloads and job postings on our GeoComm.com and wirelessdevnet.com websites.

Cost of Goods Sold

         Total cost of goods sold were $12,582 and $0 for the six months ended June 30, 2006 and 2005, respectively. Cost of good sold consist primarily of credit card merchant fees related to our Ecommerce transactions.

Operating Expenses

         Operating expenses were $553,759 and $117,109 for the six-months ended June 30, 2006 and 2005, respectively. The primary components of operating expenses were compensation and benefits and professional fees, $307,497, and depreciation and amortization, $103,730 for the six-months ended June 30, 2006. Increases in compensation and benefits and professional fees are the result of our asset acquisition of ThinkBurst Media Group ("QMG") and increases in staffing as we prepare for our market pilot and market launch in fall of 2006.

Interest Expense

         Interest expense was $41,609 and $3,600 for the six months ended June 30, 2006 and 2005, respectively. The increase of $38,009 relates to additional debt incurred for our ThinkBurst Media asset purchase in October 2005 and additional debt used to fund operating and research & development costs in 2006.

Income Taxes

         We recorded net income tax benefit of $80,433 and $15,947 for the six months ended June 30, 2006 and 2005 respectively. The net benefit during the six months ended June 30, 2006 relates to our losses from continuing operations and consists of $70,121 for federal taxes and $10,312 for state taxes.


RESULTS OF OPERATIONS (Three Months Ended June 30)

     The  following  table  presents  the  Company's  unaudited   statements  of
operations  reflected as a percentage of total revenue.  Three-months ended June
30,


                                     2006                    2005
                        ---------------------------    -------------------------
Revenue
    Ecommerce                 65.5%                                         0.0%
    Advertising Sales         34.5%                                         0.0%
    Consulting Fee Income      0.0%                                       100.0%
 Total Revenue               100.0%                                       100.0%

 Cost of Goods Sold
    Merchant Services          3.5%                                         0.0%

 Total Cost of Goods Sold      3.5%                                        0.0%

 Gross Profit                 96.5%                                       100.00

 Expenses
  Compensation & Benefits     52.2%                                         0.0%
    Professional Fees         52.8%                                       750.0%
    Depreciation &
     Amortization             27.9%                                     1,973.7%
Research & Development        19.1%                                         0.0%
    Facility Expense           9.3%                                       100.0%
    Travel & Entertainment     5.6%                                        47.9%
    Office Expenses            3.8%                                         1.1%
    Advertising & Promotion    3.8%                                         0.0%
    Commissions & Fees         0.0%                                         0.0%

 Total Expenses              174.3%                                     2,872.7%

Net Loss from Operations     -77.9%                                    -2,772.7%

 Other Income and Expense
 Other Income
    Interest Earned            0.0%                                       180.0%

 Total Other Income            0.0%                                       180.0%

 Other Expenses
    Interest Expense          12.8%                                       180.0%
    Income Tax Expense
     (benefit) (Note 8)        0.0%                                         0.0%
 Total Other Expenses         12.8%                                       180.0%

 Net Other Loss              -12.8%                                         0.0%

 Net Loss                    -90.6%                                    -2,772.7%
                        ---------------------------    -------------------------

Summary

         The Company had a net loss on operations in the three months ended June 30 of ($144,796) in 2006 compared to a net loss of ($55,453) in the same period in 2005. The net loss for the period in 2006 was ($168,579) and in 2005 it was ($55,453). The net loss per share was ($.01) in the period in 2006 compared to ($.00) in 2005 in the period.

Revenue

          Total revenues were $185,990 and $2,000 for the three-months ended June 30, 2006 and 2005, respectively. Revenues were generated entirely by the Company's Qlinks Media Group (an operating division) for the three-months ended June 30, 2006, as follows:

         Advertising revenue was $64,110 and $0 for the three months ended June 30, 2006 and 2005, respectively, and was derived from the sale of banner ads, leaderboards and skyscraper ads on our websites.

         Ecommerce revenue was $121,880 and $0 for the three-months ended June 30, 2006 and 2005, respectively, and was derived from the sale of geographical data, data downloads and job postings on our GeoComm.com and wirelessdevnet.com websites.

Cost of Goods Sold

         Total cost of goods sold were $6,594 and $0 for the three months ended June 30, 2006 and 2005, respectively. Cost of good sold consist primarily of credit card merchant fees related to our Ecommerce transactions.

Operating Expenses

         Operating expenses were $324,192 and $57,453 for the three-months ended June 30, 2006 and 2005, respectively. The primary components of operating expenses were compensation and benefits and professional fees, $195,201, and depreciation and amortization, $51,818 for the three-months ended June 30, 2006. Increases in compensation and benefits and professional fees are the result of our asset acquisition of ThinkBurst Media Group ("QMG") and increases in staffing as we prepare for our market pilot and market launch in fall of 2006.

Interest Expense

         Interest expense was $23,783 and $3,600 for the three months ended June 30, 2006 and 2005, respectively. The increase of $20,183 relates to additional debt incurred for our ThinkBurst Media asset purchase in October 2005 and additional debt used to fund operating and research & development costs in 2006.


CONTRACTUAL OBLIGATIONS

         In June 2006 we contracted to purchase approximately $306,500 in touch-screen kiosks for our market pilot (anticipated to begin in August 2006) and have recorded these costs as accounts payable and as prepaid expenses (to be expensed during our market pilot period). We have no other material contractual obligations as of June 30, 2006.

FINANCIAL CONDITION

         We are a development stage company and, as such, have not yet generated significant income from our operations. Our operations to date have been financed through equity transactions and the issuance of debt.

         Need for Additional Financing. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to fund expected operational losses. We intend to seek additional funding through the issuance of debt, shares or other instruments to fund our business plan. If we are unable to raise additional funding our working capital will be insufficient to successfully execute our business plan. We have a $1,500,000 Private Placement of common stock currently outstanding and we plan to conduct an additional Private Placement of common stock to attempt to raise a total of $5,000,000 in late 2006/early 2007.


         Going Concern. The Company's audited financial statements for the period February 18, 2003 through December 31, 2005 include the following "Going Concern" footnote, as follows:


"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its technology, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from February 18, 2003 (inception) through the period ended December 31, 2005 of $1,066,897. In addition, the Company's development activities since inception have been financially sustained through equity financing and borrowings.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities."


LIQUIDITY AND CAPITAL RESOURCES

         As a development stage company, we have financed our operations through debt and equity transactions. At June 30, 2006, our principal source of liquidity was $287,542 in cash, s $45,000 line of credit and $52,040 in other current assets. In July 2006 we raised an additional $50,000 through the issuance of a convertible note payable.

         We currently have a $1,500,000 Private Placement of common stock outstanding and anticipate that the increased liquidity from this private offering will be sufficient to expand our operations and marketing efforts, and to fund expected operational losses through January 2007. We anticipate conducting an additional $5,000,000 Private Placement of common stock in late 2006/early 2007.

         The conversion option on the majority of the Company's convertible notes expire in 2007, and there is no guarantee that the notes will be converted into Common Stock.


         The following table summarizes our statements of cash flows:
================================================
                                Six months ended
                                    June 30,
================================================
                                                       2006             2005
                                                  ---------------  -------------
Cash provided (used) by:
   Operating activities                           $     (71,082)      $  (5,161)
   Investing activities                                 (51,375)         10,000
   Financing activities                                 366,425          (6,500)
                                                  ---------------  -------------
     Net cash provided (used)                     $     243,968      $   (1,661)
                                                     ============      =========


         We believe that our current cash and cash equivalents, together with anticipated cash flow from our current private equity offering and an anticipated additional private equity offering will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. In making this assessment we considered the following:

     o Our cash and cash equivalents balance at June 30, 2006.

     o The availability  under our revolving credit facility at June 30, 2006.

     o Our demonstrated ability to generate positive cash flows from our QMG operations.

     o Our current $1.5 million equity offering and our anticipated additional $5.0 million private equity offering in late 2006 or early 2007.

     o Our planned capital expenditures.

     o Our cash forecast, which indicates that we will have sufficient liquidity to cover anticipated operating costs and capital expenditures as well as debt service payments.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING POLICIES

         The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue Recognition

         Advertising sales are generally purchased with a pre-paid contract for a specified number of months. Revenue from pre-paid advertising sales is recorded as a liability on the balance sheet at the time of purchase/payment and revenues are subsequently recognized ratably over the life of the advertising contract as the advertising is provided

         Ecommerce revenue is recognized at the point-of-sale as the payment is collected immediately (via credit card) and there are no further obligations of the Company.

         Consulting revenue is recognized upon the performance of services.


Stock-based Compensation

         We will account for stock-based compensation in accordance with SFAS 123R effective January 1, 2006. From January 1, 2006 to June 30, 2006, we have issued no stock options to employees. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected term of options, expected dividends and expected volatility of the stock price of our common stock. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be significantly impacted.

Allowance for Doubtful Accounts

         We make judgments related to our ability to collect outstanding accounts receivable. We provide allowances for receivables when their collection becomes doubtful by recording an expense. Generally, we determine the allowance based on our assessment of the realization of receivables using historical information and current economic trends, including assessing the probability of collection from customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments owed to us, we would be required to increase the allowance for doubtful accounts. We evaluate the adequacy of the allowance regularly and make adjustments accordingly. Adjustments to the allowance for doubtful accounts could materially affect our results of operations.

Income Taxes

         We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

Intangible Assets

         We account for our acquisition and merger of an acquired company in accordance with SFAS No. 141, "Business Combinations." We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. We amortize certain intangible assets over an estimated life of five years.

         We assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that we consider important which could trigger an impairment review include the following:

     o Significant under-performance relative to historical or projected future operating results;

     o Significant changes in the manner of use of the acquired assets or the strategy of the overall business;

     o Significant negative industry or economic trends;

     o Significant decline in our stock price for a sustained period; and

     o Our market capitalization relative to net book value.

         If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on the estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare that to the asset's carrying amount. Any impairment loss recognized would represent the excess of the asset's carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If we determine that the intangibles are impaired, we would record an impairment charge and the amount could be material.



         ITEM 3.  CONTROLS AND PROCEDURES


         a.       Evaluation of Disclosure Controls and Procedures:


Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation June 30, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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





                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         We have not been a party to any legal proceedings to date. However, we anticipate that we may be involved in various legal proceedings arising in the normal course of business operations. We are currently not aware of any legal proceedings that would have a material effect on our business, financial condition or results of operations.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits

         8-K 12g3 - filed June 21, 2006 8-K - for new officers - filed July 7, 2006

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2006                             /s/ James O. Mulford
                                                  ---------------------
                                                  James O. Mulford
                      President and Chief Executive Officer