Form 10QSB
period 2006-09-30
QLINKS AMERICA, INC.
filed 2006-11-14
CIK 1216014

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(D)
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                For the quarterly period ended September 30, 2006

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        For the transition period from       to
                         Commission File Number: 0-24081

                              QLINKS AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                      Colorado                        90-0138998
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


           112 N. Rubey Drive, Suite 180                          80403
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

As of November 7, 2006 there were 18,691,680 shares outstanding of Registrant's Common Stock (no par value).

Transitional Small Business format  Yes |_|  No |X|

                              QLINKS AMERICA, INC.
                          Quarterly Report on Form 10-Q
                               September 30, 2006
                                Table of Contents

                                      PART I - FINANCIAL INFORMATION
Item 1    Financial Statements
          Qlinks Balance Sheets as of September 30, 2006 and December 31, 2005 (Unaudited) Qlinks Statements of Operations for the Nine months ended September 30, 2006 and 2005 Qlinks Statements of Changes In Stockholders' Equity for the Nine months ended September Qlinks Statements of Cash Flows for the Nine months ended September 30, 2006 and 2005 Notes to Unaudited Qlinks Financial Statements
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3    Quantitative and Qualitative Disclosures About Market Risk


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

Signature




                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
                              QLINKS AMERICA, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                                                      September 30, 2006          December 31, 2005
                                                                    -----------------------    -------------------------
ASSETS
   Current Assets
         Cash                                                                 $     62,577                 $     43,574
         Accounts Receivable, net
  Prepaid Expenses

         Other Current Assets                                                        1,850                        1,000
                                                                    -----------------------    -------------------------

   Total Current Assets                                                            267,865                       75,555
   Fixed Assets (Note 3)
  Fixed Assets - Cost
         Accumulated Depreciation
                                                                    -----------------------    -------------------------

Fixed Assets, Net                                                                  363,557                       13,007

Amortizable Intangible Assets (Note 4)
         Technology & Licenses
         Accumulated Amortization
                                                                    -----------------------    -------------------------

Amortizable Intangible Assets, net                                                 403,020                      544,710
   Other Assets
  Goodwill
                                                                    -----------------------    -------------------------
TOTAL ASSETS                                                                $    1,712,946                $     633,272
                                                                    =======================    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
      Current Liabilities
            Accounts Payable                                                 $     197,591                 $      1,147
   Accrued Liabilities                                                                                          133,298
   Accrued Interest
   Notes Payable - Short Term
   Current Portion - Long Term Debt
                                                                    -----------------------    -------------------------

         Total Current Liabilities                                               1,003,242                      149,371
      Long Term Liabilities
         Long-Term Debt, net of current portion and
         discount (Note 6)                                                         215,262                      361,798

         Deferred Income Taxes (Note 8)                                                  -                            -
                                                                    -----------------------    -------------------------

      Total Long Term Liabilities                                                  215,262                      361,798
                                                                    -----------------------    -------------------------
   Total Liabilities
   Stockholders' Equity (Note 9)
 Common Stock  (30,000,000  shares  authorized,  18,066,680
and  16,886,680 and outstanding as of September 30, 2006 and
December 31, 2005, respectively)                                                         -                          -

      Additional Paid in Capital                                                 2,331,504                    1,189,000
      Retained Earnings (Deficit)
      Net Income
                                                                    -----------------------    -------------------------

   Total Stockholders' Equity                                                      494,442                      122,103
                                                                    -----------------------    -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    1,712,946                $     633,272
                                                                    =======================    =========================


The accompanying notes are an integral part of these financial statements.




                              QLINKS AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Nine Months Ended                          Three Months Ended
                                                 September 30,        September 30,        September 30,         September 30,
                                                     2006                 2005                  2006                 2005
                                               ------------------   ------------------    -----------------     ----------------
Revenue
    Ecommerce                                         $  321,671              $     -            $  95,308              $     -
    Advertising Sales                                    168,486
    Consulting Fee Income
                                               ------------------   ------------------    -----------------     ----------------

 Total Revenue                                           490,157                3,000              159,512                    -

 Cost of Goods Sold
    Merchant Services
    Supplies and Materials
                                               ------------------   ------------------    -----------------     ----------------

 Total Cost of Goods Sold                                 44,619                    -               32,038                    -
                                               ------------------   ------------------    -----------------     ----------------
 Gross Profit                                            445,538

 Expenses
  Compensation & Benefits                             $  521,099              $     -           $  341,750              $     -
    Professional Fees                                    209,608
    Depreciation & Amortization                          160,465              118,422
  Research & Development
    Facility Expense
    Travel & Entertainment
    Office Expenses
    Advertising & Promotion
    Commissions & Fees
    Bad Debts
                                               ------------------   ------------------    -----------------     ----------------

 Total Expenses                                        1,154,014              174,597              600,255               57,488
                                               ------------------   ------------------    -----------------     ----------------

Net Loss from Operations                               (708,476)            (171,597)

 Other Income and Expense
    Interest Earned                                                                                                           -
                                               ------------------   ------------------    -----------------     ----------------

 Total Other Income                                            -                3,600                    -                    -

 Other Expenses
    Interest Expense
    Income Tax Expense (benefit) (Note 8)
                                               ------------------   ------------------    -----------------     ----------------

 Total Other Expenses                                     61,689                3,600               20,079                    -
                                               ------------------   ------------------    -----------------     ----------------
 Net Other Loss
                                               ------------------   ------------------    -----------------     ----------------

                                               ------------------   ------------------    -----------------     ----------------
 Net Loss                                           $  (770,165)         $  (171,597)         $  (492,860)          $  (57,488)
                                               ==================   ==================    =================     ================

 Weighted average common shares
outstanding-basic                                     15,592,282           13,800,000           17,505,810           13,800,000
 Weighted average common shares                       15,592,282           13,800,000           17,505,810

 Basic (Loss) per common share                        $   (0.05)           $   (0.01)           $   (0.03)           $   (0.00)
 Diluted (Loss) per common share                      $   (0.05)           $   (0.01)           $   (0.03)           $   (0.00)


The accompanying notes are an integral part of these financial statements.





                              QLINKS AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Nine Months Ended                Nine Months Ended
                                                                                September 30, 2006               September 30, 2005
                                                                                ----------------------------  ----------------------
Cash flow from operating activities:
Net Loss                                                                              $   (770,165)                    $   (171,597)
Adjustments to reconcile net loss to net cash provided (used) by operations:

  Depreciation                                                                              18,775                            6,030
  Non-cash  interest expense  (including note payable  discount)  Non-cash stock compensation expense Amortization of technology and licenses Bad debt expense

 Changes in operating  assets and liabilities:  Increase in accounts  receivable
  Increase in prepaid expenses Increase in other current assets Increase in accounts payable

  Increase (decrease) in accrued liabilities                                               172,789                           30,000
                                                                                ----------------------------  ----------------------

  Net cash provided (used) by operating activities                                        (360,770)                         (62,649)

Cash flow from investing activities:
  Loans from officers
  Purchase of fixed assets

  Cash paid for Global Envirotech acquisition                                              (30,000)                                -
                                                                                ------------------- -- -----------------------------

  Net cash provided (used) by investing activities                                        (399,325)                          10,000

Cash flow from financing activities:
  Proceeds from issuance of notes payable
  Payments of notes payable
  Conversion of accrued compensation to stock (non-cash)-Note 1
  Proceeds from sale of stock

  Proceeds from exercise of stock warrants                                                  75,000                                -
                                                                                -------------------    -----------------------------

  Net cash flow provided (used) by financing activities                                    779,098                           (6,500)

                                                                                -------------------    -----------------------------

Net increase (decrease) in cash                                                             19,003                          (59,149)


Cash, Beginning of Year                                                                     43,574                            2,860
                                                                                -------------------    -----------------------------
Cash, End of Year/Period                                                           $        62,577                $         (56,289)
                                                                                ===================    =============================

Cash paid for interest                                                             $        18,920                $           3,600
Cash paid for income taxes

Supplemental non-cash disclosures:
 Officer loan offset against notes payable                                         $           -                  $         120,000
 Conversion of notes payable to equity
 Conversion of accrued compensation to stock

Note 1 -  Includes  $60,000  of  deferred  compensation  owed to James  Mulford,
President and CEO, that was converted to equity in May 2006.


The accompanying notes are an integral part of these financial statements.





                              QLINKS AMERICA, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                    Common                               Retained
                                                     Number of      Stock (no       Additional           Earnings
                                                   Common Shares   par value)    Paid-in Capital        (Deficit)            Total
                                                  ---------------- ------------ ------------------- ------------------- ------------
 Balance, December 31, 2005                            14,050,000    $   -        $  1,189,000       $ (1,066,897)       $  122,103
 Conversion of deferred compensation to  stock            550,000        -              85,000                               85,000
 Conversion of notes payable to stock
                                                          625,000        -             125,000                   -          125,000
 Exercise of stock warrants                               250,000        -              75,000                   -
 Stock compensation                                        30,000        -               9,000                   -
 Issuance of stock for cash                               400,000        -             200,000                   -          200,000
 Acquisition of Global Envirotech                       2,161,680        -             648,504                   -          648,504
 Net income (net loss)                                          -        -                   -            (770,165)
                                                  ---------------- ------------ ------------------- ------------------- ------------
 Ending balance, September 30, 2006                    18,066,680    $   -        $  2,331,504      $   (1,837,062)      $  494,442
                                                  ================ ============ =================== =================== ============


The accompanying notes are an integra part of these financial statements.

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

         Market Launch/Pilot. On August 31, 2006, the Company commenced its market launch/pilot phase with the installation of more than twenty electronic/paperless coupon kiosks at three Jenny's Market/Conoco convenience stores in the Denver, Colorado market. The market launch was executed in conjunction with the Denver Newspaper Agency (publisher of The Denver Post and Rocky Mountain News newspapers in the Denver, Colorado market) and K&G Stores (operator of approximately 35 Conoco branded Jenny's Market convenience stores in the Denver, Colorado market), with which the Company has signed "Letters of Understanding" regarding each party's obligations.

         The company intends to install kiosks in at least 11 additional Jenny's Market/Conoco convenience store locations during the fourth quarter of 2006.

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

         Interim Financial Statements. The accompanying unaudited financial statements of Qlinks have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited Qlinks financial statements included in this document have been prepared on the same basis as the annual financial statements, and in management's opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP and SEC regulations for complete financial statements. The results for the nine months ended September 30, 2006 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Revenue recognition

         Advertising sales from the Company's websites are generally purchased with a pre-paid contract for a specified number of months. Revenue from pre-paid advertising sales is recorded as a liability on the balance sheet at the time of purchase/payment and revenues are subsequently recognized ratably over the life of the advertising contract as the advertising is provided.

         Advertising sales from the Company's electronic advertising kiosks is recognized at the end of each month for which advertising was provided.

         Ecommerce revenue is recognized at the point-of-sale as the payment is collected immediately (via credit card) and there are no further obligations of the Company.

         Consulting revenue is recognized upon the performance of services.

         Cost of goods sold generally represents the merchant fees (credit card processing) related to Ecommerce transactions and supplies and materials related to our electronic advertising kiosks.

Operating Expenses

         Advertising Costs. The Company expenses all costs of advertising as incurred.

         Professional Fees. The Company expenses all costs of professional fees as incurred. Through June 30, 2006, all personnel at the Company's headquarters in Denver, Colorado were contractors and their related compensation is included in the professional fees amount. On July 1, 2006, these contractors were hired as statutory employees and/or officers of the Company.

         Research and Development. The Company expenses all costs of research and development as incurred.

Other Items


         Fair value of financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006 and December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.


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

         From January 1, 2006 through September 30, 2006, no stock options were issued to employees of the company and no stock-based compensation expense was recognized.


     Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. It is the policy of the Company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method. Estimated useful lives range as follows:

                                                      Life (yrs)

         Office equipment                                  5
         Computer hardware                                 3
         Market equipment (kiosks and related)             3
         Furniture and fixtures                            5


(2) Goodwill

         Changes in the carrying amounts of goodwill for the nine months ended September 30, 2006 are as follows:

                                                                      Total
                                                                     Goodwill
                                                                  --------------
Balance as of December 31, 2005                                   $        -
    Acquisition of Global Envirotech, Inc.                           678,504
                                                                    ------------
Balance as of September 30, 2006                                    $678,504
                                                                    ============

         The Company has not performed an annual goodwill impairment test as the transactions giving rise to goodwill were recorded in June 2006 and it was determined that goodwill was not impaired at September 30, 2006. Goodwill will be assessed for impairment at each reporting period end if certain events occurred indicating that an impairment may have occurred. No events have occurred that management believes may have impaired goodwill.


(3) Intangible Assets

         Identifiable intangibles are amortized over an estimated finite life of five years are stated at cost less accumulated amortization. The following table summarizes identifiable intangible assets:


                                        September 30, 2006                   December 31, 2005
                                        ------------------                   -----------------
                                                      Net                               Net
                                Gross   Accumulated   Carrying  Gross   Accumulated   Carrying
       Identifiable intangible  Amount  Amortization   Amount   Amount   Amortization  Amount
       assets:
       -------------------------------------------------------------------------------------------------

       Technology & Licenses    944,607   541,587     403,020    944,607    399,897    544,710

         Amortization expense of identifiable intangible assets was $141,690 and $109,377 for the nine months ended September 30, 2006 and 2005, respectively.

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


                                                                     9/30/06             12/31/05
                                                                 -----------------    ----------------
Notes payable - convertible to common stock                             2,087,500           1,025,000
Options - issued to consultants                                           250,000             500,000
Warrants - issued in connection with convertible notes                  1,750,000                   -
Warrants - issued in connection with $1.5 million Private                 400,000                   -
   Offering Memorandum dated June 20, 2006                       -----------------    ----------------
       Total common stock equivalents                                   4,487,500           1,525,000
                                                                 =================    ================


(5) Share-Based Compensation

         The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. The Company previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes. Because the Company historically granted options with exercise prices equal to the fair value of the Company's common stock at the grant date, the adoption of SFAS 123R did not result in a significant adjustment to the financial statements. Through September 30, 2006 the Company had only issued stock options to consultants.




(6) Debt

         The Company's debt consists of the following:

Short-Term Debt:
                                                                     9/30/06            12/31/05
                                                                 -----------------    --------------
Short-Term Notes Payable                                                $ 150,000           $     -
Short-Term Notes Payable-Related Parties                                  275,000                 -
                                                                 -----------------    --------------
  Total Short-Term Notes Payable                                        $ 425,000           $     -

                                                                 =================    ==============



Long-term debt:
                                                                     9/30/06            12/31/05
                                                                 -----------------    --------------
Notes Payable                                                            $123,178         $ 218,856
Notes Payable - Related Parties                                           151,135           157,868
   Less: Current Portion                                                  (59,051)          (14,926)
                                                                 -----------------    --------------
Long-term debt, excluding current portion                           $    215,262          $ 361,798
                                                                 =================    ==============

     Interest. Notes payable accrue interest at interest rates ranging from 6% to 12% per annum.

         Conversion. All notes payable, with the exception of $111,459 owed to Vanguard Bank at September 30, 2006, are convertible to shares of the Company's common stock, with exercise prices ranging from $0.20 to $0.40 per share. In addition, certain notes payable also contain an additional conversion feature that provide additional warrants to purchase shares of the Company's common stock at $0.30 per share and $0.50 per share if the note is converted to common stock.

         The conversion options for notes payable expire from October 2006 through December 2007, depending on the terms of the note.

     Related Parties. See Note (9) for notes payable held by related parties.

(7) Income Taxes

         The Company recorded a net income tax benefit of approximately $295,000 and $79,000 for the nine months ended September 30, 2006 and 2005, respectively.

         As of September 30, 2006 and December 31, 2005, the Company continued to maintain a full valuation allowance on its net deferred tax asset as it determined it is more likely than not that the Company will not realize its deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. The Company assessed the realizability of its deferred tax assets using all available evidence. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company's results of operations and financial position.

The Company has estimated net operating loss carryforwards aggregating $880,719 generated from February 18, 2003 (inception) through December 31, 2005, which expire through 2025. The deferred tax asset of approximately $343,000 related to this carryforward has been fully reserved.



The provision for income taxes consisted of the following:

Nine-Months Ended September 30,                                                     2006                   2005
----------------------------------------------------------------- ----------------------- -----------------------
Current:

    Federal (benefit) expense                                               $         -            $     -
State (benefit) expense                                                               -                  -
                                                                  ----------------------- -----------------------
                                                                                      -                  -
Deferred:
    Federal (benefit) expense                                              $   (257,600)           $    (69,000)
    State (benefit) expense                                                     (37,400)                (10,000)
                                                                  ----------------------- -----------------------
                                                                               (295,000)                (79,000)
                                                                  ----------------------- -----------------------
                                                                           $   (295,000)           $    (79,000)
                                                                  ======================= =======================
Classification:
    Taxes on income from continuing operations                             $   (295,000)           $    (79,000)
                                                                  ----------------------- -----------------------
                                                                           $   (295,000)           $    (79,000)
                                                                  ======================= =======================





Nine-Months Ended September 30,                                                     2006                    2005
----------------------------------------------------------------- ----------------------- -----------------------
U.S. federal statutory rates                                                   34.0%                    34.0%
State income tax, net                                                           5.0%                     5.0
Alternative minimum tax                                                         -                         -
Change in valuation allowance                                                   -                         -
                                                                  ----------------------- -----------------------
Effective tax rate                                                             39.0%                    39.0%
                                                                  ======================= =======================

       Temporary differences that give rise to a significant portion of the net deferred tax asset are as follows:

                                                                                09/30/06                12/31/05
----------------------------------------------------------------- ----------------------- -----------------------
Deferred tax assets:
    Net operating loss carry forwards                                            603,000                 343,000
    Accrued compensation                                                          32,000                  46,000
    Depreciation                                                                  12,000                       -
    Amortization of intangibles                                                   63,000                  26,000
                                                                  ----------------------- -----------------------
Total deferred tax asset                                                         710,000                 415,000
                                                                  ----------------------- -----------------------

Deferred tax liabilities:
    Valuation allowance                                                         (710,000)               (415,000)
                                                                  ----------------------- -----------------------
Net deferred tax asset                                                  $             -         $             -
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

         The Company currently operates its business as two operating segments based on business divisions: Qlinks Media Group (QMG) and Qlinks America (QLA).

         Selected segment information is as follows:

                                 Nine-Months Ended September 30,          Nine-Months Ended September 30, 2005
                                 -------------------------------          ------------------------------------
                                               2006

                                    QMG                   QLA                     QMG*                  QLA
                            --------------------- --------------------    --------------------- --------------------
Revenue                                 $487,219         $      2,938                        -               $3,000
Cost of Sales                             18,610               26,009                        -                    -
Operating Expenses                       329,485              824,529                        -              174,597
Net Income (Loss)                        102,280             (872,444)                       -             (171,597)
Total Assets                             352,196            1,360,750                        -              506,600

* Financial results for the nine-months ended September 30, 2005 are not presented as Qlinks Media Group was not acquired by Qlinks America until October
21, 2005.




(9) Related party transactions


Amounts due to the Company's Chairman of the Board of Directors (and related parties) and Chief Executive Officer (and related parties) are as follows:

                                                                       September 30,         December 31,
                                                                            2006                 2005
                                                                    --------------------- -------------------
William R. Jones (and related parties) - Chairman of the Board of
Directors
 Deferred Compensation                                                          $ 20,000            $ 20,000
 Notes Payable                                                                   226,135             157,452
                                                                    --------------------- -------------------
  Total                                                                        $ 246,135            $177,452
                                                                    ===================== ===================
James O. Mulford (and related parties) - President and Chief
Executive Officer
 Deferred Compensation                                                          $ 20,000             $60,000
 Notes Payable*                                                                  200,000
                                                                    --------------------- -------------------
  Total                                                                        $ 220,000             $60,000
                                                                    ===================== ===================

Consulting Fees Earned by Related Parties
                                                                     Nine-months ended        Year-ended
                                                                     September 30, 2006   December 31, 2005
                                                                    --------------------- -------------------

James O. Mulford - President and Chief Executive Officer                  $60,000            $ 60,000

*includes notes payable to the Shine Foundation, a charitable giving trust of James O. Mulford. Mr. Mulford is the President of the Shine Foundation, but has no beneficial interest in the trust.

(10) Commitments and Contingencies

     Lease commitments. As of September 30, 2006, the Company leased two office spaces, as follows:

1. Corporate headquarters located in Golden, Colorado on a month-to-month basis at $2,000 per month with 60 days notice to terminate lease.

2. Florida - Office premises in Niceville, Florida under a non-cancelable operating lease. The three-year lease commenced May 1, 2005 and expires April 30, 2008 and requires the Company to pay utilities, insurance and other costs.

Aggregate minimum rental commitments at September 30, 2006 under non-cancelable leases (Florida only) are summarized as follows:

                 Year ending December 31, 2006                  $   3,975
                 Year ending December 31, 2007                     15,900
                 Year ending December 31, 2008                      5,300
                                                                ------------
                      Total                                     $  25,175
                                                                ============


         Equipment leases. The Company leases computer equipment under non-cancelable operating leases from Hewlett Packard (Compaq) and Dell Corporation. The Company pays $455.85 per month under the Hewlett Packard lease (which will expire in December 2006) and $175 per month under the Dell lease
(which will expire February 2009). Future minimum commitments under non-cancelable operating leases as of September 30, 2006, are as follows:

                 Year ending December 31, 2006                    $ 1,893
                 Year ending December 31, 2007                      2,100
                 Year ending December 31, 2008                      2,100
                 Year ending December 31, 2009                        350
                                                               ------------
                      Total                                        $6,443
                                                               ============

     License fee. As part of a licensing agreement with SoftCard Systems, Inc., the Company is required to pay a monthly fee equal to $20,000 to SoftCard Systems, Inc. until December 31, 2006 (at which time any on-going fee amounts will be renegotiated)

         Accrued compensation. The Company has entered into deferred compensation agreements with certain of its consultants and executive officers. These agreements specify that the compensation will be paid when cash flow is sufficient. These agreements also specify that the deferred compensation may also be settled with shares of the Company's common stock.

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

         Market Launch/Pilot. On August 31, 2006, the Company commenced its market launch/pilot phase with the installation of more than twenty electronic/paperless coupon kiosks at three Jenny's Market/Conoco convenience stores in the Denver, Colorado market. The market launch was executed in conjunction with the Denver Newspaper Agency (publisher of The Denver Post and Rocky Mountain News newspapers in the Denver, Colorado market) and K&G Stores (operator of approximately 35 Conoco branded Jenny's Market convenience stores in the Denver, Colorado market), with which the Company has signed "Letters of Understanding" regarding each party's obligations.

         The company intends to install kiosks in at least 11 additional Jenny's Market/Conoco convenience store locations during the fourth quarter of 2006.

         Stock-Based Compensation Costs. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123R"), using the modified prospective method. However, from January 1 to September 30, 2006, we did not issue any stock options to our employees and therefore recognized no stock-based compensation costs.

RESULTS OF OPERATIONS (Nine-months ended September 30th)

     The  following  table  presents  the  Company's  unaudited   statements  of
operations  reflected  as a  percentage  of  total  revenue.

                                                          Nine-months  ended September 30,

                                                          2006                          2005
                                               ---------------------------    -------------------------
Revenue
    Ecommerce                                                       65.6%                         0.0%
    Advertising Sales                                               34.4%                         0.0%
    Consulting Fee Income                                            0.0%                       100.0%
                                               ---------------------------    -------------------------
 Total Revenue                                                     100.0%                       100.0%

 Cost of Goods Sold
    Merchant Services                                                2.2%                         0.0%
    Supplies and Materials                                           6.9%                         0.0%
                                               ---------------------------    -------------------------
 Total Cost of Goods Sold                                            9.1%                         0.0%
                                               ---------------------------    -------------------------
 Gross Profit                                                       90.9%                       100.0%

 Expenses
 Compensation & Benefits                                           106.4%                         0.0%
    Professional Fees                                               42.8%                     1,500.0%
    Depreciation & Amortization                                     32.7%                     3,947.4%
 Research & Development                                             17.2%                         0.0%
    Facility Expense                                                10.5%                       183.3%
    Travel & Entertainment                                           9.2%                        54.3%
    Office Expenses                                                  4.6%                        17.7%
    Advertising & Promotion                                         10.4%                        33.9%
    Commissions & Fees                                               1.5%                        83.3%
    Bad Debts                                                        0.1%                         0.0%
                                               ---------------------------    -------------------------
 Total Expenses                                                    235.4%                     5,819.9%
                                               ---------------------------    -------------------------

Net Loss from Operations                                          -144.5%                    -5,719.9%

 Other Income and Expense
 Other Income
    Interest Earned                                                  0.0%                       120.0%
                                               ---------------------------    -------------------------
 Total Other Income                                                  0.0%                       120.0%

 Other Expenses
    Interest Expense                                                12.6%                       120.0%
    Income Tax Expense (benefit) (Note 8)                            0.0%                         0.0%
                                               ---------------------------    -------------------------
 Total Other Expenses                                               12.6%                       120.0%
                                               ---------------------------    -------------------------
 Net Other Loss                                                    -12.6%                         0.0%
                                               ---------------------------    -------------------------

                                               ---------------------------    -------------------------
 Net Loss                                                         -157.1%                    -5,719.9%
                                               ===========================    =========================

Revenue

          Total revenues were $445,538 and $3,000 for the nine-months ended September 30, 2006 and 2005, respectively. Revenues for the nine-months ended September 30, 2006, were as follows:

         Advertising  revenue  was  $168,486  and $0 for the nine  months  ended
September 30, 2006 and 2005, respectively, and was derived from the sale of advertising on our electronic coupon kiosks and banner ads, leaderboards and skyscraper ads on our websites.

         Ecommerce revenue was $321,671 and $0 for the nine-months ended September 30, 2006 and 2005, respectively, and was derived from the sale of geographical data, data downloads and job postings on our GeoComm.com and wirelessdevnet.com websites.

Cost of Goods Sold

         Total cost of goods sold were $44,619 and $0 for the nine months ended September 30, 2006 and 2005, respectively. Cost of good sold consist primarily of credit card merchant fees related to our Ecommerce transactions and supplies and materials related to our electronic advertising kiosks.

Operating Expenses

         Operating expenses were $1,154,014 and $174,597 for the nine-months ended September 30, 2006 and 2005, respectively. The primary components of operating expenses were compensation and benefits and professional fees, $730,707, and depreciation and amortization, $160,465 for the nine-months ended September 30, 2006. Increases in compensation and benefits and professional fees are the result of our asset acquisition of ThinkBurst Media Group ("QMG") and increases in staffing as we prepared for our market launch/pilot that began late August 2006.

Interest Expense

         Interest expense was $61,689 and $3,600 for the nine months ended September 30, 2006 and 2005, respectively. The increase of $58,089 relates to additional debt incurred for our ThinkBurst Media asset purchase in October 2005 and additional debt used to fund operating, research & development and market launch costs in 2006.

Income Taxes

         We recorded net income tax benefit of approximately $295,000 and $79,000 for the nine months ended September 30, 2006 and 2005 respectively. The net benefit during the nine months ended September 30, 2006 relates to our losses from continuing operations and consists of $257,600 for federal taxes and $37,400 for state taxes.


Summary
         The Company had a net loss on operations in the nine months ended September 30 of ($708,476) in 2006 compared to a net loss of ($171,597) in the same period in 2005. The net loss for the period in 2006 was ($770,165) and in 2005 it was ($171,597). The net loss per share was ($.05) in the period in 2006 compared to ($.01) in 2005 in the period.

RESULTS OF OPERATIONS (Three-Months Ended September 30th)

     The  following  table  presents  the  Company's  unaudited   statements  of
operations reflected as a percentage of total revenue. Three-months ended September 30,


                                    2006                    2005

Revenue
    Ecommerce                      59.7%                     N/A
    Advertising Sales              40.3%                     N/A
    Consulting Fee Income           0.0%                     N/A

 Total Revenue                    100.0%                    0.00%

 Cost of Goods Sold
    Merchant Services               2.2%                     N/A
    Supplies and Materials         17.9%                     N/A

 Total Cost of Goods Sold          20.1%                     N/A
 Gross Profit                      79.9%                     N/A

Expenses
  Compensation & Benefits         214.1%                     N/A
    Professional Fees              51.1%                     N/A
    Depreciation & Amortization    35.6%                     N/A
  Research & Development            8.8%                     N/A
    Facility Expense               13.0%                     N/A
    Travel & Entertainment         19.8%                     N/A
    Office Expenses                 6.2%                     N/A
    Advertising & Promotion        27.2%                     N/A
    Commissions & Fees              0.0%                     N/A
    Bad Debts                       0.5%                     N/A
 Total Expenses                   376.3%                     N/A

Net Loss from Operations         -296.4%                     N/A

 Other Income and Expense
 Other Income
    Interest Earned                 0.0%                     N/A
 Total Other Income                 0.0%                     N/A

 Other Expenses
    Interest Expenses              12.6%                     N/A
    Income Tax Expense (benefit)
     (Note 8)                       0.0%                     N/A
 Total Other Expenses              12.6%                     N/A
 Net Other Loss                   -12.6%                     N/A
                                                             N/A
 Net Loss                         -309.0%                    N/A
                                =========                ========

N/A - Revenue for the three months ended September 30, 2005 was zero.

Revenue

         Total revenues were $159,512 and $0 for the three-months ended September 30, 2006 and 2005, respectively. Revenues for the three-months ended September 30, 2006, were as follows:

         Advertising revenue was $64,204 for the three-months ended September 30, 2006, and was derived from the sale of advertising on our electronic coupon kiosks and banner ads, leaderboards and skyscraper ads on our websites.

         Ecommerce revenue was $95,308 for the three-months ended September 30, 2006, and was derived from the sale of geographical data, data downloads and job postings on our GeoComm.com and wirelessdevnet.com websites.

Cost of Goods Sold

         Total cost of goods sold were $32,038 and $0 for the three months ended September 30, 2006 and 2005, respectively. Cost of good sold consist primarily of credit card merchant fees related to our Ecommerce transactions and supplies and materials related to our electronic advertising kiosks.

Operating Expenses

         Operating expenses were $600,255 and $57,488 for the three-months ended September 30, 2006 and 2005, respectively. The primary components of operating expenses were compensation and benefits and professional fees, $423,210, and depreciation and amortization, $56,735 for the three-months ended September 30, 2006. Increases in compensation and benefits and professional fees are the result of our asset acquisition of ThinkBurst Media Group ("QMG") and increases in staffing as we prepared for our market launch/pilot that began late August 2006.

Interest Expense

         Interest expense was $20,079 and $0 for the three months ended September 30, 2006 and 2005, respectively. The increase of $20,079 relates to additional debt incurred for our ThinkBurst Media asset purchase in October 2005 and additional debt used to fund operating and research & development and market launch costs in 2006.

Summary

         The Company had a net loss on operations in the three months ended September 30, 2006 of ($472,781) compared to a net loss of ($57,488) for the same period in 2005. The net loss for the period in 2006 was ($492,860) and in 2005 it was ($57,488). The net loss per share was ($.03) in the period in 2006 compared to ($.00) in 2005 in the period.


CONTRACTUAL OBLIGATIONS

         In August 2006 we contracted to purchase approximately $130,000 in touch-screen kiosks to expand our market pilot and have recorded these costs as accounts payable and as prepaid expenses. We have no other material contractual obligations as of September 30, 2006.

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


LIQUIDITY AND CAPITAL RESOURCES

         As a development stage company, we have financed our operations through debt and equity transactions. At September 30, 2006, our principal sources of liquidity were approximately $78,000 in cash, a $45,000 line of credit and $41,000 in other current assets. During the 3rd quarter 2006 we raised an additional $75,000 through the issuance of convertible notes payable.

         We currently have a $1,500,000 Private Placement of common stock outstanding and anticipate that the increased liquidity from this private offering will be sufficient to expand our operations and marketing efforts, and to fund expected operational losses through January 2007. As of September 30, 2006, we had raised $200,000 related to this offering and we anticipate conducting additional equity offerings in 2007. The company will need to raise additional funds through the current Private Placement in 2006 and conduct a larger funding effort in 2007 to continue to execute its business plan.

         The conversion option on the majority of the Company's convertible notes expire in 2007, and there is no guarantee that the notes will be converted into Common Stock.


         The following table summarizes our statements of cash flows:

                                                        Nine months ended
                                                          September 30,

                                                      2006              2005
Cash provided (used) by:
   Operating activities                       $      (360,770)      $   (62,649)
   Investing activities                              (399,325)           10,000
   Financing activities                               779,098            (6,500)
                                                ---------------  ---------------
     Net cash provided (used)                 $        19,003       $   (59,149)
                                                 =============      ============

         We believe that our current cash and cash equivalents, together with anticipated cash flow from our current Private Placement and additional equity offerings in 2007 will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. To execute our business plan and sustain operations, we will need to continue to fund the Company through the current Private Placement and additional equity offerings in 2007. In making this assessment we considered the following:

         o Our cash and cash equivalents balance at September 30, 2006.
         o The availability under our revolving credit facility at September 30, 2006.
         o Our demonstrated ability to generate positive cash flows from our QMG operations.
         o Our current $1.5 million equity offering and our anticipated additional private equity offerings in 2007.

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

Stock-based Compensation

         We will account for stock-based compensation in accordance with SFAS 123R effective January 1, 2006. From January 1, 2006 to September 30, 2006, we have issued no stock options to employees. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected term of options, expected dividends and expected volatility of the stock price of our common stock. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be significantly impacted.

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

         ITEM 3.  CONTROLS AND PROCEDURES


a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2006 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits

Michael Littman: what other exhibits should we include in Item 6?

         8-K -filed July 7, 2006

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2006                           /s/ James O. Mulford
                                                  ---------------------
                                                  James O. Mulford
                                           President and Chief Executive Officer