Form 10KSB
period 2006-12-31
QLINKS AMERICA, INC.
filed 2007-04-10
CIK 1216014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


     |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2006

                                       OR

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                         Commission File Number: 0-24081


                              QLINKS AMERICA, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                     Colorado                              90-0138998
                     --------                              ----------
         (State or other jurisdiction of                 (IRS Employer
          incorporation or organization)             Identification Number)

          112 N. Rubey Drive, Suite 180
                 Golden, Colorado                            80403
                 ----------------                            -----
     (Address of principal executive offices)              (Zip Code)

                                 (303) 328-3290
                                 --------------
                         (Registrant's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, no par value per share
                      ------------------------------------
                                (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The number of shares of Common Stock outstanding was 18,691,680 as of March 30, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2006 year.

                              QLINKS AMERICA, INC.


                          Annual Report on Form 10-KSB

                                December 31, 2006

                                Table of Contents


                                     PART I

Item 1     Business Overview
Item 1A    Risk Factors
Item 1B    Unresolved Staff Comments
Item 2     Properties
Item 3     Legal Proceedings
Item 4     Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters
Item 6     Selected Financial Data
Item 7     Management's Discussion and Analysis of Financial Condition and
            Results of Operations
Item 7A    Quantitative and Qualitative Disclosures About Market Risk
Item 8      Financial Statements
Item 9     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure
Item 9A    Controls and Procedures
Item 9B    Other Information

                                    PART III

Item 10    Directors and Executive Officers of the Registrant
Item 11    Executive Compensation
Item 12    Security Ownership of Certain Beneficial Owners and Management
Item 13    Certain Relationships and Related Transactions
Item 14    Principal Accounting Fees and Services

                                     PART IV

Item 15    Exhibits
           Signatures
           Report of Independent Registered Public Accounting Firm
           Balance Sheets
           Statements of Operations
           Statements of Changes in Stockholders' Equity and Comprehensive
            Income (Loss)
           Statements of Cash Flows
           Notes to Financial Statements

                  Special Note About Forward-Looking Statements

     Except for the historical information contained in this document, this report contains forward-looking statements including estimates, projections, statements relating to our business plans, objectives and expected operating results and assumptions.. These forward-looking statements generally are identified by the words "believes," "goals," "projects," "expects," "anticipates," "estimates," "intends," "strategy," "plan" and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties which may cause our actual results to differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section, in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I

Item 1. Business Overview

Introduction

     Qlinks America, Inc. ("we", "our", "us") is a development-stage company that delivers "targeted advertising" solutions within existing Communities of Interest ("COI") to increase revenues and profits for consumer packaged goods
(CPG) retailers, distributors, and manufacturers. We offer "in-market" kiosks that allow retailers to effectively target, acquire, and retain purchasing customers (we deliver, integrate, support, and service as a turn-key solution set). At the same time, our proprietary back-office solution protects the identity and privacy of the consumer.

     Our Qlinks Community of Interest Network (Q-COIN (TM)) Solution Set offers fully integrated kiosks and Point of Sale (POS) touch points that allow clients to "target" consumers with goods and services that they are most likely to purchase. At the same time, our comprehensive back-office solution uniquely protects consumer identity and privacy. This solution set is replicable within several COIs (nationally and internationally), potentially providing significant revenue and profit growth for Qlinks America and its' business partners.

     Our Qlinks Media Group division operates a network of online communities providing a variety of e-commerce products and services for IT professionals. These online communities currently include the GeoCommunity(TM) and the Wireless Developer Network(TM). These two convergent online communities provide technical professionals with a valuable online source for geographic data, industry news, software, discussion forums, job postings, product research and other tools.

     o The GeoCommunity(TM) supports technical professionals in GIS/GPS/LBS developing location-based solutions for government and industry including financial services, wireless technologies, telecommunications, demographic analysis, market research, facilities management and mapping.

     o The Wireless Developer Network(TM) is an online community for software developers and information technology professionals interested in mobile computing and wireless communications.

     We have been operating our business as two operating segments: Qlinks Retail Group (in-market advertising kiosks) and Qlinks Media Group (operation of two websites). Further information regarding our operating segments is contained in our financial statements included in Item 15 of this Annual Report on Form 10-KSB.

Company Background

     Organization

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

     Company Overview

     Qlinks America, Inc. is a development-stage company that delivers "targeted advertising" solutions within existing Communities of Interest ("COI") to increase revenues and profits for consumer packaged goods ("CPG") retailers, distributors, and manufacturers. The Company offers "in-market" kiosks that allow retailers to effectively target, acquire, and retain purchasing customers. At the same time, the Company's proprietary back-office solution protects the identity and privacy of the consumer. The Company's Q-COIN (TM) Solution Set offers fully integrated kiosks and Point of Sale (POS) touch points that allow clients to "target" consumers with goods and services that they are most likely to purchase. At the same time, the Company's comprehensive back-office solution uniquely protects consumer identity and privacy. This solution set is replicable within several COIs (nationally and internationally).

     The Company's Qlinks Media Group division operates a network of online communities providing a variety of e-commerce products and services for IT professionals. These two online communities currently include the GeoCommunity(TM) and the Wireless Developer Network(TM). These convergent online communities provide technical professionals with a valuable online source for geographic data, industry news, software, discussion forums, job postings, product research and other tools.

     Market Launch/Pilot

     On August 31, 2006, the Company commenced its market launch/pilot phase with the installation of more than twenty electronic/paperless coupon kiosks at three Jenny's Market/Conoco convenience stores in the Denver, Colorado market. The market launch was executed in conjunction with the Denver Newspaper Agency (publisher of The Denver Post and Rocky Mountain News newspapers in the Denver, Colorado market) and K&G Stores (operator of approximately 35 Conoco branded Jenny's Market convenience stores in the Denver, Colorado market), with which the Company has signed "Letters of Understanding" regarding each party's obligations. The Company installed kiosks in 10 additional Jenny's Market/Conoco convenience store locations during the first quarter of 2007.

     ThinkBurst Media, Inc. Asset Purchase

     In October 2005, the Company purchased certain assets and assumed certain liabilities of ThinkBurst Media, Inc. (the "Seller"). The Seller is a Florida corporation that engages in the business of owning and operating web sites, web portals, and related business matters, with a particular emphasis on wireless developer networks and geographic information systems. The assets acquired from the Seller in the transaction consisted of its GeoCommunity Web Site, Wireless Developer Network, equipment, furniture and software, and certain operational components including the ThinkBurst Media, GeoCommunity, Wireless Developer Network, and other trademarked names, available cash in bank accounts, A/R, and all tangible and intangible assets. The Company now operates this asset purchase as its Qlinks Media Group division.

     Global Envirotech, Inc. Merger/Acquisition

     In June 2006, the Company acquired all of the issued and outstanding shares of Global Envirotech, Inc. ("Global") through a stock purchase and a stock exchange transaction ("The Agreement and Plan of Merger"). Global was merged into Qlinks by a statutory merger and the former shareholders of Global became shareholders of Qlinks.

     The shareholders of Global became minority shareholders of Qlinks. Qlinks continued to conduct its business and operations as the surviving company. 2,160,680 Global shares were exchanged for 2,160,680 shares of Qlinks common stock as a result of the Agreement and Plan of Merger, such shares are included in the outstanding shares reported in this Form 10-KSB.

     Research and Development

     We expend amounts on research and development ("R&D") of our technological solution set, particularly as we prepare for our market launch and expansion in 2007. As discussed in Note 1 in the notes to our financial statement, R&D is expensed as incurred.

     Sales and Marketing

     The primary objective of our sales and marketing efforts is to educate existing and potential retailers/marketers and customers about the benefits and savings to be obtained by using our advertising and membership solution sets. Our sales and marketing efforts include constant interaction with existing and potential retailers/marketers and customers, (either directly or through our business partners), a website presence, presentations at conferences and forums, news releases to the industry and other marketing initiatives.

     Employees

     As of December 31, 2006, we employed 11 people, consisting of 8 in our Qlinks Retail Group located in Golden, Colorado and 3 in our Qlinks Media Group located in Niceville, Florida. See "Subsequent Events" in the Notes to Financial Statements regarding staff reductions in first quarter 2007.

     Available Information

     You can find out more information about us at our Internet website located at www.qlinksamerica.com. The information on our website is not incorporated into this Annual Report on Form 10-KSB. Our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with the SEC. Additionally, these reports are available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC's website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors


Risks Related to Our Business

     Working Capital

     The capital needs of Qlinks consist primarily of capital for equipment and operating expenses for initiation of market rollout, rent, insurance, utilities, marketing expenses, wages, taxes, etc. and are projected to be significant over the next twelve months. Such funds are not currently committed and there is no assurance we will be able to raise these funds. If we are unable to raise the necessary funds, it will have a significant impact on our ability to execute our business plans and/or continue our operations. Qlinks has minimal cash as of the date of this Form 10-KSB.

     Working Capital Deficit

     At December 31, 2006, we had a working capital deficit of approximately $1,130,000. Our principal sources of liquidity were approximately $89,000 in cash and approximately $41,000 in accounts receivable, net, while our current liabilities were approximately $1,306,000 (including approximately $897,000 in short-term portion of notes payable).

     Going Concern

     Our "Notes to the Financial Statements" include a "Going Concern" note. We are in the development stage and, accordingly, have not yet generated significant revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our technology, and incurring substantial costs and expenses. As a result, we incurred accumulated net losses from February 18, 2003 (inception) through the period ended December 31, 2006 of $2,331,159. In addition, our development activities since inception have been financially sustained through equity financing and the issuance of debt.

     The ability of Qlinks to continue as a going concern is dependent upon our ability to raise additional capital from the sale of our common stock and, ultimately, the achievement of significant operating revenues.

     Industry Factors

     The digital media advertising business is highly competitive and is delivered to the market in many forms. While electronic couponing, advertising and promotions are becoming more prevalent, there are no assurances that this form of advertising will be widely accepted. The market penetration is still minimal. However, it will likely become a competitive business, requiring reduction in prices and increased value added at the expense of the business.

     Potential Sale of Qlinks Media Group

     In March 2007, we received a non-binding Letter of Intent to purchase all of the assets and operations of our Qlinks Media Group division. If we sell the assets and operations of our Qlinks Media Group division, it will significantly impact our future revenues as our Qlinks Media Group division earned over 98% of our revenue stream in 2006.

     Need for Additional Financing

     Qlinks has very limited funds, and such funds will not be adequate to carryout the business plan. The ultimate success of Qlinks will depend upon its ability to raise additional capital. Qlinks has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to Qlinks. If not available, Qlinks' operations will be limited to those that can be financed with its modest capital and existing cash flow from current operations. If we are successful in raising additional equity capital through our Private Offering Memorandum or through other sources, it will dilute the ownership interests of existing shareholders.

     Reliance on Partners in the Marketplace

     Qlinks conducted a market pilot in conjunction with Denver Newspaper Agency in the fourth quarter of 2006 under a "Letter of Intent" agreement. In first quarter of 2007, Qlinks signed a "Partner Agreement" to explore a multi-channel advertising and coalition loyalty program for the Denver, Colorado market, but has not yet signed a more definitive Contract to expand its business into the Denver Colorado market and/or other communities. If Qlinks does not reach an agreement with the Denver Newspaper Agency or another major media company, we may be unable to continue our market expansion and may be unable to continue our operations.

     Management Program

     Qlinks has engaged the services of an investment advisor to close a financing package (referred to as a "Management Program") for its capital equipment needs in 2007. (See "Management Program"). There can be no assurances that funds will be available from this source or, if available, that they can be obtained on terms acceptable to Qlinks. If not available, Qlinks' operations will be limited to those that can be financed with its modest capital and existing cash flow from current operations.

     Regulation of Penny Stocks

     Qlinks' common stock began trading as an Over the Counter Bulletin Board stock under the symbol QLKA.OB in March 2007. Securities available for trading will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell Qlinks securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because the securities of Qlinks may constitute "penny stocks" within the meaning of the rules, the rules would apply to Qlinks and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of Qlinks in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Qlinks management is aware of the abuses that have occurred historically in the penny stock market. Although Qlinks does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to Qlinks securities.

     Minimal Operating History

     Qlinks was formed on February 18, 2003, for the purpose of being a solutions provider for `in-home" web-based and "in-market" kiosk-based electronic advertising and couponing, within defined communities of interest. For the year-ended December 31, 2006, Qlinks had total revenues of $674,846. Qlinks has never been profitable and has accumulated net losses from Feb 2003 (inception) through the year-ended December 31, 2006 of $2,331,159. Qlinks must be regarded as a new or development stage company with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

     No Assurance of Success or Profitability

     There is no assurance that Qlinks will ever operate profitably. There is no assurance that it will generate revenues or profits in the future, or that the market price of Qlinks Common Stock will be increased thereby.

     Lack of Diversification

     Because of the very limited financial resources that are available to Qlinks, it is unlikely that Qlinks will be able to diversify its operations. Qlinks' probable inability to diversify its activities into more that one area will subject Qlinks to economic fluctuations within a particular business or industry and therefore increase the risks associated with Qlinks operations.

     Dependence upon Management

     Qlinks currently has two principals who have been serving as its officers and directors since inception. Qlinks will continue to be heavily dependent upon their skills, talents, and abilities, as well as upon the skills, talents, and abilities of several consultants to implement its business plan. In 2006 Qlinks filled its key management positions as full-time employees by existing officers and consultants. Because investors will not be able to manage Qlinks, they should critically assess the information concerning Qlinks' officers and directors.

     Conflicts of Interest

     Certain future conflicts of interest may arise between Qlinks and our officers and directors. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to Qlinks.

     Indemnification of Officers and Directors

     Colorado Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of Qlinks. Qlinks will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay Qlinks, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by Qlinks that it will be unable to recoup.

     Director's Liability Limited

     Colorado Revised Statutes exclude personal liability of its directors to Qlinks and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, Qlinks will have a much more limited right of action against its directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

     Dependence upon Outside Advisors

     To supplement the business experience of its officers and directors, Qlinks may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Qlinks Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engage on an "as needed" basis without a continuing fiduciary or other obligation to Qlinks. In the event Qlinks considers it necessary to hire outside advisors, it may elect to hire persons who are affiliates, if they are able to provide the required services.

     No Foreseeable Dividends

     Qlinks has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

     Loss of Control by Present Management and Stockholders

     Qlinks may issue further shares as consideration for the cash or assets or services out of Qlinks authorized but un-issued Common Stock that would, upon issuance, represent a majority of the voting power and equity of Qlinks. The result of such an issuance would be those new stockholders and management would control Qlinks, and persons unknown could replace Qlinks management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of Qlinks by its current shareholders.

     Rule 144 Sales

     All of the outstanding shares of Common Stock held by present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

     Debt

     The indebtedness incurred in connection with our anticipated 2007 market launch and continuing operations may limit our ability to grow and could adversely affect our financial condition.

The increased level of our indebtedness, among other things, could:

     o make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
     o limit our flexibility in planning for, or reacting to changes in, our business; and
     o    make us more vulnerable in the event of a downturn in our business.

     If we incur new indebtedness in the future, the related risks that we now face could intensify. Whether we are able to make required payments on our outstanding indebtedness and to satisfy any other future debt obligations will depend on our future operating performance and our ability to obtain additional debt or equity financing.

     Fluctuation of operating results

     Our quarterly and annual operating results are difficult to predict and may fluctuate. Our operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. These quarterly and annual fluctuations may result from a number of factors, including:

     o the size of new contracts and when the related revenue begins to be recognized;
     o    acquisition and integration costs;
     o the timing of customer and market acceptance of our products and service offerings;
     o    the mix of products and services sold;
     o    changes in demand for our products and services;
     o level and timing of expenses for research and development, sales and marketing and general and administrative expenses;
     o competition by existing and emerging competitors in the advertising and promotions markets;
     o our success in developing and selling new products and services, controlling costs, attracting and retaining qualified personnel and expanding our sales and customer focused programs;
     o    defects and other product and service quality problems;
     o    changes in our strategy;
     o    the extent of industry consolidation; and
     o    general economic conditions.

     Personnel costs are a significant component of our budgeted expense levels and, therefore, our expenses are, to a degree, variable based upon our expectations regarding future revenue. Our revenue is difficult to forecast as we have only conducted a market pilot and have not yet commenced our market rollout and expansion. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall from anticipated levels of demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows.

     Based on these factors, we believe our future quarterly and annual operating results may vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be.

     Liquidity

     Our results of operations could be negatively impacted if we are unable to manage our liquidity. Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments for at least the next twelve months, but this could be negatively impacted to the extent we are unable to implement our 2007 market rollout, invoice and collect from our customers in a timely manner, or an unexpected adverse event, or combination of events occurs. Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through a debt restructuring, a credit facility or possibly the issuance of additional equity. Additional financing may not be available at all or, if available, may not be obtainable on terms that are favorable to us and not dilutive.

     Limited number of significant customers

     We depend on a limited number of significant customers for a substantial portion of our revenues, and the loss of one or more of these customers could adversely affect our business. In 2006 our Qlinks Retail Group earned all of its revenue through our relationship with the Denver Newspaper Agency (DNA sells advertising on our kiosks and we participate in a revenue sharing arrangement with DNA). This reliance has been mitigated somewhat by Qlinks Media Group (acquired as an asset purchase in October 2005) which has a larger number of diverse clients. The loss of any significant customer or delays in collection of customer receivables could harm our business and operating results. However, we have a non-binding Letter of Intent to sell all of the assets and operations of our Qlinks Media Group division. If we sell the assets and operations of our Qlinks Media Group division, it will significantly impact our number of customers and our future revenues.

     Industry changes

     The industry in which we compete is subject to rapid change, if we fail to develop or introduce new, reliable and competitive products in a timely fashion, our business may suffer.

     The market for our products and services is subject to rapid changes and frequent new product and service offerings and enhancements. The introduction of new products and services can make existing products and service offerings obsolete and unmarketable. To compete successfully, we must continue to design, develop and sell enhancements to existing products and services that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to current consumer preferences. As a result of the complexities inherent in development, major new product and service enhancements can require long development and testing periods before they are commercially released and delays in planned launch and implementation dates may occur. We may not be able to successfully identify new product and service opportunities or achieve market acceptance of new products and services brought to market. In addition, products and services developed by others may cause our products and services to become obsolete or noncompetitive. If we fail to anticipate or respond adequately to changes in technology and consumer preferences, or if our products and services do not perform satisfactorily, or if we have delays in product and services development, we may lose customers and our sales may deteriorate.

     Competitive Industry

     The advertising and media industries are highly competitive and if our products do not satisfy customer and/or retailer demand, our customers could purchase from our competitors.

     Our primary markets are intensely competitive and we face continuous demand for improved technological and market solution sets, new features and reduced prices, as well as intense pressure to accelerate the release of new solutions sets and features. Our existing and potential competitors include many companies, including some larger competitors that have substantially greater financial, management, technological, marketing, and other resources, larger customer/retailer bases and longer-standing relationships with customers than we do.

     We believe that our ability to compete successfully depends on numerous factors. For example, the following factors affect our ability to compete successfully:

     o    how well we respond to our customers' needs;
     o the quality and reliability of our products and services and our competitors' products and services;
     o the price for our services, as well as the price for our competitors' services;
     o    our technical subject matter expertise;
     o    the quality of our customer service and support;
     o    the emergence of new industry standards;
     o    the development of technical innovations;
     o    our ability to attract and retain qualified personnel; and
     o    general market and economic conditions.

     Some of these factors are within our control, and others are not. A variety of potential actions by our competitors, including a reduction of prices or increased promotion, announcement or accelerated introduction of new or enhanced products and services, or cooperative relationships among competitors and their strategic partners, could negatively impact the sales of our products and we may have to reduce the prices we charge for our products. Revenue and operating margins may consequently decline. We may not be able to compete successfully with existing or new competitors or to properly identify and address the demands of new markets. This is particularly true in new markets where standards are not yet established. Our failure to adapt to emerging market demands, respond to technological changes or compete successfully with existing and new competitors would materially harm our business, financial condition, results of operations and cash flows.

     Employee Retention

     Our business depends largely on our ability to attract and retain talented employees. Our ability to manage future expansion, if any, effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operations, financial and management systems. We may not be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our technological solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. Our failure to retain personnel or to hire qualified personnel on a timely basis could adversely affect our ability to develop and deliver successful services.

     Staff Reductions

     In March 2007 we reduced our staffing by five persons in order to lower our on-going operating expenses and conserve cash. The loss of these employees may make carrying out our business plan on a timely basis more difficult.

     Intellectual Property

     Our measures to protect our proprietary technology and other intellectual property rights may not be adequate and if we fail to protect those rights, our business would be harmed.

     Infringement

     In the event that we are infringing upon the proprietary rights of others or violating licenses, we may become subject to infringement claims that may prevent us from selling certain services and we may incur significant expenses in resolving these claims.

     It is also possible that our business activities may infringe upon the proprietary rights of others, or that other parties may assert infringement claims against us. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses, or to cease selling the applications that contain the infringing intellectual property. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, likely would be time-consuming, costly, and a distraction to our management personnel. Adverse publicity related to any intellectual property litigation also could harm the sale of our services and damage our competitive position.

     Terrorist activities or military actions

     Disruptions from terrorist activities or military actions may have an adverse effect on our business. The continued threat of terrorism within the U.S. and throughout the world and acts of war may cause significant disruption to commerce throughout the world. Our business and results of operations could be materially and adversely affected to the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on advertising and promotions, or our inability to effectively market our services. We are unable to predict whether war and the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations, financial condition or cash flows.

     General risk statement

     Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. In such event or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our common stock would likely decline.


Item 1B. Unresolved Staff Comments

     Not applicable.


Item 2. Properties

     As of December 31, 2006, the Company leased two office spaces, as follows:

     o Corporate headquarters located in Golden, Colorado on a month-to-month basis at $2,000 per month with 60 days notice to terminate lease.

     o Florida - Office premises in Niceville, Florida under a non-cancelable operating lease at $1,325 per month. The three-year lease commenced May 1, 2005 and expires April 30, 2008 and requires the Company to pay utilities, insurance and other costs.

Aggregate minimum rental commitments at December 31, 2006 under non-cancelable leases (Florida only) are summarized as follows:

                    Year ending December 31, 2007    15,900
                    Year ending December 31, 2008     5,300
                                                    -------
                         Total                      $21,200
                                                    =======


Item 3. Legal Proceedings

     From time to time we may be involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock does not trade on any market as of the date of this report.

     As of March 30, 2007, there were approximately 88 holders of record of our common stock.

     We have not declared or paid a cash dividend on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

     The selected financial data set forth below for the years ended December 31, 2006 and 2005 and since inception (February 18, 2003-December 31, 2006) has been derived from our financial statements. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-KSB.


                                                                                          Since Inception
                                                               Year Ended December 31,        2/18/03-
                                                                2006            2005         12/31/2006
                                                            ------------    ------------    ------------
Revenue                                                     $    674,846    $     80,919    $    792,110
Cost of Revenue                                                   56,209           3,281          59,490
                                                            ------------    ------------    ------------
 Gross Profit                                                    618,637          77,638         732,620
 ------------

 Expenses
 --------
    Compensation & Benefits                                      854,094          40,157         894,251
    Professional Fees                                            296,968          90,109         921,138
    Depreciation & Amortization                                  224,685         165,578         655,548
    Office & Facility                                            100,341          18,784         197,209
    Research & Development                                        95,646            --            95,646
    Travel & Entertainment                                        59,450           4,215         111,282
    Advertising & Promotion                                       79,517            --            79,517
    Commissions & Fees                                             7,500           7,500          40,000
    Bad Debts                                                     74,209            --            74,209
                                                            ------------    ------------    ------------
 Total Expenses                                                1,792,410         326,343       3,068,800
                                                            ------------    ------------    ------------
Net Loss from Operations                                      (1,173,773)       (248,705)     (2,336,180)
------------------------

 Other Income and Expense
 ------------------------
 Other Income                                                       --           146,953         157,453
 Other Expenses                                                  (90,489)        (39,493)       (152,432)
 Provision for (benefit from) income taxes                          --              --              --
                                                            ------------    ------------    ------------
 Net Loss                                                   $ (1,264,262)   $   (141,245)   $ (2,331,159)
 --------                                                   ============    ============    ============


 Weighted average common shares outstanding-basic             18,213,940      13,841,781      14,126,499
 Weighted average common shares outstanding-fully diluted     18,213,940      13,841,781      14,126,499

Basic (Loss) per common share                                  $ ($0.07)    $      (0.01)   $      (0.17)
Diluted (Loss) per common share                                $ ($0.07)    $      (0.01)   $      (0.17)


 Working capital (deficiency)                                 (1,130,306)        (73,816)            N/A
 Total assets                                                  1,521,247         633,272             N/A
 Long-term debt, net of current portion                           89,500         361,798             N/A
 Stockholders' equity                                            125,345         122,103             N/A




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and
Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Qlinks America's industry, management's beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding advertising, E-Commerce and services revenue;
our expectations associated with and short- and long-term cash needs. In some cases, words such as "anticipates", "expects", "intends", "plans", "believes",
"estimates", variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in "Item 1A. Risk Factors."

EXECUTIVE SUMMARY

     The year ended December 31, 2006 was a transforming year for Qlinks. We spent the majority of the year focused on several key initiatives:

     o Continued research and development of our technological solution set in preparation for our market launch/pilot program.
     o Hiring of our executive management team. In July 2006 we hired as full-time employees (converted from previous consultant status) four key personnel as our executive management team: President and Chief
          Executive Officer, Sr. VP of Finance and Administration, Sr. VP of
          Technology and Sr. VP of Marketing and Advertising.
     o Our August 31st market launch/pilot commenced in conjunction with the Denver Newspaper Agency (publisher of The Denver Post and Rocky
          Mountain News newspapers in the Denver, Colorado market) and K&G
          Stores (operator of approximately 35 Conoco branded Jenny's Market convenience stores in the Denver, Colorado market), with which we have signed "Letters of Understanding" regarding each party's obligations.
     o    Completion of our merger/acquisition of Global Envirotech, Inc.
     o    Planning for our 2007 market rollout and expansion.
     o    Financing strategy for our 2007 market rollout and expansion.

RESULTS OF OPERATIONS

Overview

     Qlinks America, Inc. acquired through an asset purchase the assets of ThinkBurst Media Group in October 2005 and operates this asset purchase as its Qlinks Media Group ("QMG") segment. This acquisition was accounted for as an asset purchase in accordance with generally accepted accounting principles and their results of operations were combined with Qlinks from the acquisition date forward. Therefore, the results of operations for the year ended December 31, 2005 reflect the results of operations for Qlinks and QMG from October 2005 through December 31, 2005 while the year ended December 31, 2006 includes a full year of operating results for both segments.

     The following table presents our statements of operations in comparative format.


                                              Year-Ended December 31,
                                                2006           2005         Change
                                            -----------    -----------    -----------
Revenue
-------
    Ecommerce                               $   437,526    $    60,673    $   376,853
    Advertising Sales                           237,320         16,983        220,337
    Consulting Fee                                 --            3,263         (3,263)
                                            -----------    -----------    -----------
 Total Revenue                                  674,846         80,919        593,927
 -------------

 Cost of Revenue
 ---------------
    Supplies and Materials                       37,100           --           37,100
    Merchant Services                            14,789          3,281         11,508
    Equipment Leasing                             4,320           --            4,320
                                            -----------    -----------    -----------
 Total Cost of Revenue                           56,209          3,281         52,928
                                            -----------    -----------    -----------
 Gross Profit                                   618,637         77,638        540,999
 ------------

 Expenses
 --------
 Compensation & Benefits                        854,094         40,157        813,937
    Professional Fees                           296,968         90,109        206,859
    Depreciation & Amortization                 224,685        165,578         59,107
    Office & Facility                           100,341         18,784         81,557
    Research & Development                       95,646           --           95,646
    Advertising & Promotion                      79,517           --           79,517
    Travel & Entertainment                       59,450          4,215         55,235
    Commissions & Fees                            7,500          7,500           --
    Bad Debts                                    74,209           --           74,209
                                            -----------    -----------    -----------
 Total Expenses                               1,792,410        326,343      1,466,067
                                            -----------    -----------    -----------

Net Loss from Operations                     (1,173,773)      (248,705)      (925,068)
------------------------

 Other Income and Expense
 ------------------------
 Other Income
    Interest Earned                                --            7,200         (7,200)
    Debt Forgiveness                               --          134,950       (134,950)
    Other Income                                   --            4,803         (4,803)
                                            -----------    -----------    -----------
 Total Other Income                                --          146,953       (146,953)

 Other Expenses
    Interest Expense                             90,489         34,980         55,509
    Penalties & Settlements                        --            4,513         (4,513)
    Income Tax Expense (benefit) (Note 8)          --             --             --
                                            -----------    -----------    -----------
 Total Other Expenses                            90,489         39,493         50,996
                                            -----------    -----------    -----------
 Net Other Loss                                 (90,489)       107,460       (197,949)
 --------------                             -----------    -----------    -----------

                                            -----------    -----------    -----------
 Net Loss                                   $(1,264,262)   $  (141,245)   $(1,123,017)
 --------                                   ===========    ===========    ===========


                                          15

Revenue

     Revenue is comprised of three components, as follows:

o Advertising revenue is generated from the sale of advertising on the Company's two websites and its in-market electronic kiosks.
o Ecommerce revenue is generated from the sale of data sets via the Company's websites.
o    Consulting revenue is generated from the sale of consulting services.

Advertising

     Advertising revenue increased 1,297% or $220,337 to $237,320 for the year ended December 31, 2006 compared to $16,983 for the year ended December 31, 2005. This increase was primarily due to a full year of revenues in 2006 from our Qlinks Media Group operating segment (acquired in October 2005) and from our market pilot/launch in fourth quarter of 2006.

Ecommerce

     Ecommerce revenues increased 621% or $376,853 to $437,526 for the year ended December 31, 2006 from $60,673 for the year ended December 31, 2005. This increase was primarily due to a full year of revenues in 2006 from our Qlinks Media Group operating segment (acquired in October 2005).

Costs of Revenue

     Costs of revenue consist primarily of supplies and materials, merchant services charges and equipment leasing.

     Costs of revenue increased 1,613%, or $52,928 to $56,209 for the year ended December 31, 2006 from $3,281 for the year ended December 31, 2005. This increase was primarily due to costs related our market launch/pilot in 2006 and our asset purchase of ThinkBurst Media Group in October 2005.

     Costs of revenue increased 100%, or $3,281 to $3,281 for the year ended December 31, 2005 from $0 for the year ended December 31, 2004. This increase is due to our asset purchase of ThinkBurst Media Group in October 2005.

Operating Expenses

     Operating expenses increased 449% or $1,466,067, to $1,792,410 for the year ended December 31, 2006 from $326,343 for the year-ended December 31, 2005. These increases are primarily due to our asset purchase of ThinkBurst Media Group in October 2005 and increases in staffing and professional fees as we prepared for our market launch/pilot in late 2006. Additionally, the company incurred $72,000 in bad debt expense as a result of a deposit paid to a kiosk manufacturer (See Note 3 of the attached financial statements).

     Operating expenses increased 14%, or $39,330 to $326,343 for the year ended December 31, 2005 from $287,013 for the year ended December 31, 2004. This increase is due to salaries from our asset purchase of ThinkBurst Media Group in October 2005.

Interest Income

     Interest income includes interest income earned on loans to/from officers in 2004 and 2005.

     Interest income for the year ended December 31, 2006 decreased 100% or $7,200 to zero as compared to the year ended December 31, 2005 as a result of loans to officers being paid in full.

     Interest income for the year ended December 31, 2005 was unchanged at $7,200 compared to the year ended December 31, 2004 as the loans to officers did not change during these periods.

Interest Expense

     Interest expense includes interest expense on our long-term debt.

     Interest expense for the year ended December 31, 2006 increased $55,509 to $90,489 as compared to the year ended December 31, 2005 as a result of the debt incurred in connection with our market pilot in 2006 and our on-going operations

     Interest expense for the year ended December 31, 2005 increased $16,130 to $34,980 as compared to the year ended December 31, 2004 as a result of debt incurred in connection with our asset purchase of ThinkBurst Media, Inc. (operated as our Qlinks Media Group division).

Income Tax Expense (Benefit)

     The Company recorded a net income tax benefit of approximately $316,000 and $295,000 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company continued to maintain a full valuation allowance on its net deferred tax asset as it determined it is more likely than not that the Company will not realize its deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. The Company assessed the realizability of its deferred tax assets using all available evidence. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company's results of operations and financial position.

The Company has estimated net operating loss carryforwards aggregating approximately $2,074,000 generated from February 18, 2003 (inception) through December 31, 2006, which expire through 2026. The deferred tax asset of approximately $809,000 related to this carryforward has been fully reserved.

The provision for income taxes consisted of the following:

Year-Ended December 31,                                 2006             2005
-----------------------                              ---------        ---------

Current:
    Federal (benefit) expense                        $    --          $    --
    State (benefit) expense                               --               --
         Total Current                                    --               --

Deferred:
    Federal (benefit) expense                        $(275,500)       $(257,600)
    State (benefit) expense                            (40,500)         (37,400)
           Total Deferred                             (316,000)        (295,000)

    Total                                            $(316,000)       $(295,000)

Classification:
    Taxes on income from continuing
    operations                                       $(316,000)       $(295,000)

    Total                                            $(316,000)       $(295,000)


Year-Ended December 31,                                 2006             2005
-----------------------                              ---------        ---------

U.S. federal statutory rates                           34.0%             34.0%
State income tax, net                                   5.0%              5.0%
Alternative minimum tax                                 -                 -
Change in valuation allowance                           -                 -
Effective tax rate                                     39.0%             39.0%

     Temporary differences that give rise to a significant portion of the net deferred tax asset are as follows:


                                                       12/31/06        12/31/05
                                                       --------        --------

Deferred tax assets:

    Net operating loss carry forwards                   809,000         603,000
    Allowance for doubtful accounts                      29,000            --
    Accrued compensation                                 42,000          32,000
    Depreciation                                           --            12,000
    Amortization of intangibles                          24,000          63,000

Total deferred tax asset                                904,000         710,000

Deferred tax liabilities:

    Valuation allowance                                (904,000)       (710,000)

Net deferred tax asset                                $    --         $    --


LIQUIDITY AND CAPITAL RESOURCES

     As a development stage company, we have financed our operations through debt and equity transactions. At December 31, 2006, we had a working capital deficit of approximately $1,130,000. Our principal sources of liquidity were approximately $89,000 in cash and approximately $41,000 in accounts receivable, net, while our current liabilities were approximately $1,306,000 (including approximately $897,000 in short-term portion of notes payable). During the 4th quarter 2006 we raised an additional $425,000 through the issuance of convertible notes payable. If we are unable to raise significant funds in 2007, it will have a significant impact on our ability to execute our business plans and/or continue our operations.

     Net cash used by operating activities for the years ended December 31, 2006, 2005 and 2004 was $828,003, $60,070 and $117,217. Changes in operating assets and liabilities reflected a net increase in cash from operating activities of $113,007 in 2006 as compared to $48,464 in 2005 and $23,550 in 2004. These fluctuations were primarily attributable to increases in accounts payable and accrued liabilities as we prepared for our 2006 market launch/pilot.

     Net cash used by investing activities was $361,726, $162,457 and $8,980 for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, we purchased $479,326 in equipment to support our market launch/pilot and paid $30,000 in cash as part of our merger and acquisition with Global Envirotech, Inc. During 2005 we paid $165,457 for the purchase of various technology and equipment related to our ThinkBurst Media asset purchase.

     Net cash provided by financing activities was $1,235,270 for the year ended December 31, 2006 compared to $263,241 and $125,000 for the years ended December 31, 2005 and 2004, respectively. In 2006 the majority of the cash flow provided by financing activities was from the issuance of notes payable, $900,000, and from the sale of stock, $200,000. In 2005, $264,512 in cash from financing activities came from the issuance of notes payable.

     We currently have a $1,500,000 Private Placement of common stock outstanding and anticipate that the increased liquidity from this private offering will be sufficient to expand our operations and marketing efforts, and to fund expected operational losses through June 2007. As of December 31, 2006 we had raised $200,000 related to this offering and we anticipate conducting additional equity offerings and or debt issuances in 2007. The company will need to raise additional funds through the current Private Placement, additional debt and other financing sources in 2007 to continue to execute its business plan.

     The conversion option on the majority of the Company's convertible notes expires in 2007, and there is no guarantee that the notes will be converted into Common Stock.

     The following table summarizes our statements of cash flows:

                             Year Ended December 31,
                              2006           2005      Since Inception
                                                      (2/18/03-12/31/06)
                           -----------    -----------  ----------------
Cash provided (used) by:
   Operating activities    $  (828,003)   $   (60,070)   $(1,448,090)
   Investing activities       (361,726)      (162,457)    (1,420,306)
   Financing activities      1,235,270        263,241      2,957,511
                           -----------    -----------    -----------
Net cash provided (used)   $    45,541    $    40,714    $    89,115
                           ===========    ===========    ===========


     We believe that our current cash and cash equivalents, together with anticipated cash flow from our current Private Placement and additional debt and equity offerings in 2007 will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. To execute our business plan and sustain operations, we will need to continue to fund the Company through the current Private Placement and additional debt and equity offerings in 2007. In making this assessment we considered the following:

o    Our cash and cash equivalents balance at December 31, 2006.
o Our demonstrated ability to generate positive cash flows from our QMG operations.
o The remaining $1.2 million available pursuant to our $1.5 million private equity offering and our anticipated additional debt and equity offerings in 2007.
o    Our planned capital expenditures.
o Our cash forecast which indicates that we will have sufficient liquidity to cover anticipated operating costs and capital expenditures as well as debt service payments.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

     The following summarizes our significant contractual obligations as of December 31, 2006, which is comprised of operating leases and principal and interest payments on our long-term debt, assuming no prepayments are made.

                             Payments due by period

    Fiscal Years              Total        2007       2009-2009    2010-2011
    ------------              -----        ----       ---------    ---------
    Long-term debt         $1,004,658   $  915,120   $   41,349   $   48,189
    Interest on debt (1)       67,567       50,212       14,074        3,281
    Operating Leases           91,480       44,976       46,504            0
                           ----------   ----------   ----------   ----------

    Total commitments      $1,163,705   $1,010,308   $  101,927   $   51,470
                           ==========   ==========   ==========   ==========

(1) Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2006 will be paid in accordance with its contractual terms and maturity and assumes interest rates on variable interest debt as of December 31, 2006 will remain unchanged in future periods.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are disclosed in Note 1 of our Financial Statements included elsewhere in this Annual Report on Form 10-KSB. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue recognition

     We derive revenue from three sources: advertising sales, ecommerce and consulting revenue

     Advertising sales

     o Advertising sales from the Company's websites are generally purchased with a pre-paid contract for a specified number of months. Revenue from pre-paid advertising sales is recorded as a liability on the balance sheet at the time of purchase/payment and revenues are subsequently recognized ratably over the life of the advertising contract as the advertising is provided.

     o Advertising sales from the Company's electronic advertising kiosks are recognized at the end of each month for which advertising was provided.

     Ecommerce revenue is recognized at the point-of-sale as the payment is collected immediately (via credit card) and there are no further obligations of the Company.

     Consulting revenue is recognized upon the performance of services.

Allowance for Doubtful Accounts

     We make judgments related to our ability to collect outstanding accounts receivable. We provide allowances for receivables when their collection becomes doubtful by recording an expense. Generally, we determine the allowance based on our assessment of the realization of receivables using historical information and current economic trends, including assessing the probability of collection from customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments owed to us, an increase in the allowance for doubtful accounts would be required. We evaluate the adequacy of the allowance regularly and make adjustments accordingly. Adjustments to the allowance for doubtful accounts could materially affect our results of operations.

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


Intangible Assets

     We account for our purchase of an acquired company in accordance with SFAS No. 141, "Business Combinations." We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets are amortized over their estimated lives, while in-process research and development is recorded as a one-time charge to product development expense in the statements of operations on the acquisition date.

     We assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that we consider important which could trigger an impairment review include the following:

     o Significant under-performance relative to historical or projected future operating results;
     o Significant changes in the manner of use of the acquired assets or the strategy of the overall business;
     o    Significant negative industry or economic trends;
     o    Significant decline in our stock price for a sustained period; and/or
     o    Our market capitalization relative to net book value.

     If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on the estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare that to the asset's carrying amount. Any impairment loss recognized would represent the excess of the asset's carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that the intangibles are impaired, an impairment charge would be recorded and the amount could be material.

Business Combinations

     Accounting for business combinations, including the allocation of the purchase price to acquired assets and assumed liabilities based on their estimated fair values, requires management in certain circumstances to estimate fair values for items that have no ready market or for which no independent market exists. Management uses its best judgment to determine a fair value based upon inference to other transactions and other data. As a result, the amounts determined by us for such items as accounts receivable, identifiable intangible assets, goodwill, and deferred revenue are not individually the result of an arm's length transaction, but are the result of management estimates of the fair value and the allocation of the purchase price. Accordingly, revenue recognized related to fulfillment of assumed contractual obligations is based on fair value estimates made by us. In addition, the acquisition of Global Envirotech resulted in goodwill. Such goodwill is subject to review for impairment at least annually, or more frequently if circumstances warrant. Because the review is a fair value-based review, there is a high degree of subjective judgment required. If it is determined that the fair values do not support the carrying value of the goodwill, an impairment charge will be recorded and the amount could be material.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006 the amendment to FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments.

     This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

     This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

     The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this Statement but it is not expected to have a material impact on our financial statements.

     In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

     This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     In the ordinary course of business, we are exposed to certain market risks, including interest rates. Uncertainties that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory, or credit risks are not included in the following assessment of market risks.


Item 8. Financial Statements and Supplementary Data

     The financial statements required pursuant to this item are included in
Item 15 of this Annual Report on Form 10-KSB and are presented beginning on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior VP of Finance and Administration, as appropriate, to allow timely decisions regarding required disclosure.

     Our management, with the participation of the Chief Executive Officer and Senior VP of Finance and Administration, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our Chief Executive Officer and Senior VP of Finance and Administration have concluded that our disclosure controls and procedures were effective as of the end of such period.

     In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Changes in internal control over financial reporting. During the fiscal quarter ended December 31, 2006, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Item 9B. Other Information

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Incorporated by reference to the section of Qlinks America, Inc. 2006 Proxy Statement, anticipated to be filed within 120 days of December 31, 2006, sections entitled "Directors" and "Management."


Item 11. Executive Compensation

     Incorporated by reference to the section of the Qlinks America, Inc. 2006 Proxy Statement, anticipated to be filed within 120 days of December 31, 2006, entitled "Executive Officer Compensation."


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the section of the Qlinks America, Inc. 2006 Proxy Statement, anticipated to be filed within 120 days of December 31, 2006, entitled "Beneficial Ownership of Principal Stockholders, Directors and Management."


Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the section of the Qlinks America, Inc. 2006 Proxy Statement, anticipated to be filed within 120 days of December 31, 2006, entitled "Certain Relationships and Related Transactions."


Item 14. Principal Accounting Fees and Services

     Incorporated by reference to the section of the Qlinks America, Inc. 2006 Proxy Statement, anticipated to be filed within 120 days of December 31, 2006.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     The following documents are filed as part of this Annual Report on Form 10-KSB.

1. Financial Statements. The following financial statements of Qlinks America, Inc. are filed as part of this report:


     Report of Independent Registered Public Accounting Firm          F-1
     (Jaspers & Hall, LLC)

     Balance Sheets as of December 31, 2006 and 2005                  F-2

     Statements of Operations For the Years Ended December 31,        F-3
     2006 and 2005 and since inception (February 18, 2003-December
     31, 2006)

     Statements of Changes in Stockholders' Equity For the Years      F-4
     Ended December 31, 2006 and 2005 and since inception
     (February 18, 2003-December 31, 2006)

     Statements of Cash Flows For the Years Ended December 31,        F-5
     2006 and 2005 and since inception (February 18, 2003-December
     31, 2006)

     Notes to Financial Statements                                    F-6


2.   Exhibits.

     Exhibit
     Number                       Description of Document
     ------    -----------------------------------------------------------------

       3.1     Amended and Restated Articles of Incorporation.

       3.2     Bylaws

       4.1     Reference is made to Exhibits 3.1 and 3.2.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 6th day of April, 2007.

                                        Qlinks America, Inc.

                                        By:       /s/ JAMES O. MULFORD
                                           -------------------------------------
                                                     James O. Mulford
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Qlinks America, Inc.
Golden, Colorado


We have audited the accompanying balance sheet of Qlinks America, Inc. (A Development Stage Company) as of December 31, 2006 and 2005 and the related statement of operations, stockholders' equity, and cash flows for the years then ended and for the period from February 18, 2003 (inception), to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qlinks America, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended and from February 18, 2003 (inception), to December 31, 2006, in conformity with generally accepted accounting principles of the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15, condition exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Jaspers + Hall, PC
----------------------
Denver, Colorado
April 6, 2007


                                QLINKS AMERICA, INC.
                                   BALANCE SHEETS

                                                    December 31, 2006   December 31, 2005
                                                    -----------------   -----------------
ASSETS
------
   Current Assets
         Cash                                          $    89,115        $    43,574
         Accounts Receivable, net (Note 3)                  40,975             30,981
         Prepaid Expenses                                   46,006               --
         Other Current Assets                                 --                1,000
                                                       -----------        -----------
   Total Current Assets                                    176,096             75,555

   Fixed Assets (Note 6)
         Fixed Assets - Cost                               375,600             43,973
         Accumulated Depreciation                          (66,730)           (30,966)
                                                       -----------        -----------
Fixed Assets, Net                                          308,870             13,007

Amortizable Intangible Assets (Note 4)
         Technology & Licenses                             944,607            944,607
         Accumulated Amortization                         (588,818)          (399,897)
                                                       -----------        -----------
Amortizable Intangible Assets, net                         355,789            544,710

   Other Assets
         Goodwill (Note 2)                                 678,504               --
         Deposits                                            1,988               --
                                                       -----------        -----------
TOTAL ASSETS                                           $ 1,521,247        $   633,272
                                                       ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
   Liabilities
      Current Liabilities
         Accounts Payable                              $   153,841        $     1,147
         Accrued Liabilities                               115,598             14,298
         Deferred Compensation                             107,000            119,000
         Accrued Interest                                   14,805               --
         Notes Payable - Short Term (Note 8)               897,375               --
         Current Portion - Long Term Debt (Note 8)          17,783             14,926
                                                       -----------        -----------
         Total Current Liabilities                       1,306,402            149,371

      Long Term Liabilities
         Long-Term Debt, net of current portion and         89,500            361,798
         discount (Note 8)
         Deferred Income Taxes (Note 10)                      --                 --
                                                       -----------        -----------
      Total Long Term Liabilities                           89,500            361,798
                                                       -----------        -----------
   Total Liabilities                                     1,395,902            511,169
   Stockholders' Equity
      Common Stock, no par value (30,000,000 shares
        authorized, 18,691,680 and 14,050,000
        outstanding as of December 31, 2006 and
        2005, respectively)                                   --                 --
      Additional Paid in Capital                         2,456,504          1,189,000
      Retained Earnings (Deficit)                       (2,331,159)        (1,066,897)
                                                       -----------        -----------
   Total Stockholders' Equity                              125,345            122,103
                                                       -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,521,247        $   633,272
                                                       ===========        ===========


     The accompanying notes are an integral part of these financial statements.


                                   QLINKS AMERICA, INC.
                                 STATEMENTS OF OPERATIONS

                                                                           Since Inception
                                                Year-Ended December 31,        2/18/03-
                                                 2006            2005          12/31/06
                                                   $               $              $
                                             ------------    ------------    ------------
Revenue
-------
    Ecommerce                                $    437,526    $     60,673    $    498,199
    Advertising Sales                             237,320          16,983         254,303
    Consulting Fee                                   --             3,263          39,608
                                             ------------    ------------    ------------
 Total Revenue                                    674,846          80,919         792,110

 Cost of Revenue
 ---------------
    Supplies and Materials                         37,100            --            37,100
    Merchant Services                              14,789           3,281          18,070
    Equipment Leasing                               4,320            --             4,320
                                             ------------    ------------    ------------
 Total Cost of Revenue                             56,209           3,281          59,490
                                             ------------    ------------    ------------
 Gross Profit                                     618,637          77,638         732,620

 Expenses
 --------
    Compensation & Benefits                       854,094          40,157         894,251
    Professional Fees                             296,968          90,109         921,138
    Depreciation & Amortization                   224,685         165,578         655,548
    Office & Facility                             100,341          18,784         197,209
    Research & Development                         95,646            --            95,646
    Travel & Entertainment                         59,450           4,215         111,282
    Advertising & Promotion                        79,517            --            79,517
    Commissions & Fees                              7,500           7,500          40,000
    Bad Debts (Note 3)                             74,209            --            74,209
                                             ------------    ------------    ------------
 Total Expenses                                 1,792,410         326,343       3,068,800
                                             ------------    ------------    ------------

Net Loss from Operations                       (1,173,773)       (248,705)     (2,336,180)

 Other Income and Expense
 ------------------------
 Other Income
    Interest Earned                                  --             7,200          17,700
    Debt Forgiveness                                 --           134,950         134,950
    Other Income                                     --             4,803           4,803
                                             ------------    ------------    ------------
 Total Other Income                                  --           146,953         157,453

 Other Expenses
    Interest Expense                               90,489          34,980         147,919
    Penalties & Settlements                          --             4,513           4,513
    Income Tax Expense (benefit) (Note 10)           --              --              --
                                             ------------    ------------    ------------
 Total Other Expenses                              90,489          39,493         152,432
                                             ------------    ------------    ------------
 Net Other Loss                                   (90,489)        107,460           5,021
                                             ------------    ------------    ------------

                                             ------------    ------------    ------------
 Net Loss                                    $ (1,264,262)   $   (141,245)   $ (2,331,159)
                                             ============    ============    ============

 Weighted average common shares
   outstanding-basic                           18,213,940      13,841,781      14,126,499
 Weighted average common shares
   outstanding-fully diluted                   18,213,940      13,841,781      14,126,499

Basic (Loss) per common share - Note 5       $      (0.07)   $      (0.01)   $      (0.17)
Diluted (Loss) per common share - Note 5     $      (0.07)   $      (0.01)   $      (0.17)


   The accompanying notes are an integral part of these financial statements.


                                                    QLINKS AMERICA, INC.
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              AND COMPREHENSIVE INCOME (LOSS)


                                                    Number of      Common Stock     Additional  Retained Earnings
                                                   Common Shares  (no par value)  Paid-in Capital   (Deficit)         Total
                                                   -------------  --------------  ---------------  -----------     -----------
Beginning balance, February 18, 2003 (Inception)           --       $     --        $      --      $      --       $      --

  Issuance of stock (Note 9)                         13,700,000           --          1,119,000           --         1,119,000
  Net income (loss)                                        --             --               --         (626,989)       (626,989)
                                                    -----------     ----------      -----------    -----------     -----------
Balance, December 31, 2003                           13,700,000     $     --        $ 1,119,000    $  (626,989)    $   492,011

  Issuance of stock for cash (Note 9)                   100,000           --             20,000           --            20,000
  Net income (loss)                                        --             --               --         (298,663)       (298,663)
                                                    -----------     ----------      -----------    -----------     -----------
Balance, December 31, 2004                           13,800,000     $     --        $ 1,139,000    $  (925,652)    $   213,348

  Issuance of stock for acquisition (Note 9)            250,000           --             50,000           --            50,000
  Net income (loss)                                        --             --               --         (141,245)       (141,245)
                                                    -----------     ----------      -----------    -----------     -----------
Balance, December 31, 2005                           14,050,000     $     --        $ 1,189,000    $(1,066,897)    $   122,103
                                                    ===========     ==========      ===========    ===========     ===========

  Conversion of accrued compensation to stock           470,000           --             77,000           --            77,000
  Conversion of notes payable to stock                1,250,000           --            250,000           --           250,000
  Exercise of stock options and warrants                330,000           --             83,000           --            83,000
  Stock compensation                                     30,000           --              9,000           --             9,000
  Issuance of stock for cash                            400,000           --            200,000           --           200,000
  Acquisition of Global Envirotech                    2,161,680           --            648,504           --           648,504
  Net income (net loss)                                    --             --               --       (1,264,262)     (1,264,262)
                                                    -----------     ----------      -----------    -----------     -----------
Ending balance, December 31, 2006                    18,691,680     $     --        $ 2,456,504    $(2,331,159)    $   125,345
                                                    ===========     ==========      ===========    ===========     ===========


                       The accompanying notes are an integral part of these financial statements.


                                         QLINKS AMERICA, INC.
                                       STATEMENTS OF CASH FLOWS

                                                                                             Since Inception
                                                                  Year Ended December 31,       2/18/03-
                                                                    2006           2005        12/31/2006
                                                                 -----------    -----------    -----------

Cash flow from operating activities:
------------------------------------
Net Loss                                                         $(1,264,262)   $  (141,245)   $(2,331,159)
Adjustments to reconcile net loss to net cash provided
(used) by operations:
   Depreciation                                                       35,764         12,560         66,730
   Non-cash interest expense (including note payable discount)        14,708          2,083         16,791
   Non-cash stock compensation expense                                10,250           --           10,250
   Amortization of technology and licenses                           188,321        153,018        588,218
   Forgiveness of debt                                                  --         (134,950)      (134,950)
   Bad debt expense                                                   74,209           --           74,209

Changes in operating assets and liabilities:
   (Increase) in accounts receivable                                 (81,994)       (30,981)      (112,975)
   (Increase) in prepaid expenses                                    (46,006)          --          (46,006)
   (Increase) decrease in other current assets                         1,000         (1,000)          --
   (Increase) in other assets                                         (1,988)          --           (1,988)
   Increase (decrease) in accounts payable                           152,694          1,147        155,191
   Increase in accrued liabilities                                   101,301         79,298        160,599
   Increase (decrease) in accrued compensation                       (12,000)          --          107,000
                                                                 -----------    -----------    -----------
   Net cash provided (used) by operating activities                 (828,003)       (60,070)    (1,448,090)

Cash flow from investing activities:
------------------------------------
   Loans from (to) officers                                             --           10,000       (120,000)
   Purchase of fixed assets                                         (331,726)        (7,000)      (375,699)
   Acquisition of technology and licenses                               --         (165,457)      (894,607)
   Cash paid for Global Envirotech acquisition                       (30,000)          --          (30,000)
                                                                 -----------    -----------    -----------
   Net cash provided (used) by investing activities                 (361,726)      (162,457)    (1,420,306)

Cash flow from financing activities:
------------------------------------
   Proceeds from issuance of notes payable                           900,000        264,512      1,484,512
   Payments of notes payable                                         (24,730)        (1,271)       (26,001)
   Conversion of accrued compensation to stock (non-cash)             77,000           --           77,000
   Proceeds from sale of stock                                       200,000           --        1,339,000
   Proceeds from exercise of stock warrants and options               83,000           --           83,000
                                                                 -----------    -----------    -----------
   Net cash flow provided (used) by financing activities           1,235,270        263,241      2,957,511

                                                                 -----------    -----------    -----------
Net increase (decrease) in cash                                       45,541         40,714         89,115

Cash, Beginning of Year/Period                                        43,574          2,860           --
                                                                 -----------    -----------    -----------
Cash, End of Year/Period                                         $    89,115    $    43,574    $    89,115
                                                                 ===========    ===========    ===========

Cash paid for interest                                           $      --      $    34,980         57,430
Cash paid for income taxes                                              --             --             --

Supplemental non-cash disclosures:
   Officer loan offset against notes payable                     $      --      $   120,000        120,000
   Stock issuance for ThinkBurst Media asset purchase                   --           50,000         50,000
   Conversion of notes payable to equity                             250,000           --          250,000
   Conversion of accrued compensation to stock                        77,000           --           77,000


              The accompanying notes are an integral part of these financial statements.

                                                  F-5

                              QLINKS AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies (1) Organization

     Organization

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

     Company Overview

     Qlinks America, Inc. is a development stage company that delivers a proven, cost-effective "targeted advertising" solution within existing Communities of Interest (COI) to increase revenues and profits for consumer packaged goods
(CPG) retailers, distributors, and manufacturers.

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

     Market Launch/Pilot

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

     The company installed kiosks in 10 additional Jenny's Market/Conoco convenience store locations during the first quarter of 2007.

     ThinkBurst Media, Inc. Asset Purchase

     In October 2005, the Company purchased certain assets and assumed certain liabilities of ThinkBurst Media, Inc. (the "Seller"). The Seller is a Florida corporation that engages in the business of owning and operating web sites, web portals, and related business matters, with a particular emphasis on wireless developer networks and geographic information systems. The assets acquired from the Seller in the transaction consisted of its GeoCommunity Web Site, Wireless Developer Network, equipment, furniture and software, and certain operational components including the ThinkBurst Media, GeoCommunity, Wireless Developer Network, and other trademarked names, available cash in bank accounts, A/R, and all tangible and intangible assets. The ThinkBurst Media asset purchase is operated by the Company as its Qlinks Media Group segment.

     Global Envirotech, Inc. Merger/Acquisition

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

     The shareholders of Global became minority shareholders of Qlinks. Qlinks continued to conduct its business and operations as the surviving company. 2,160,680 Global shares were exchanged for 2,160,680 shares of Qlinks common stock as a result of the Agreement and Plan of Merger, such shares are included in the outstanding shares reported in this Form 10-KSB.

     All historical financial information presented (inception through merger date) is that of Qlinks America, Inc. as Global Envirotech was an inactive company with no assets and liabilities at the date of the merger.

     Interim Financial Statements

     The accompanying unaudited financial statements of Qlinks have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-QSB and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited Qlinks financial statements included in this document have been prepared on the same basis as the annual financial statements, and in management's opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP and SEC regulations for complete financial statements. The results for the quarters presented are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

     Use of Estimates

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

     Cost of revenue generally represents the merchant fees (credit card processing) related to Ecommerce transactions and supplies and materials related to our electronic advertising kiosks.

Operating Expenses

     Advertising Costs

     The Company expenses all costs of advertising as incurred.

     Professional Fees

     The Company expenses all costs of professional fees as incurred. Through June 30, 2006, all personnel at the Company's headquarters in Denver, Colorado were contractors and their related compensation is included in the professional fees amount. On July 1, 2006, these contractors were hired as full-time statutory employees and/or officers of the Company.

     Research and Development

     The Company expenses all costs of research and development as incurred.

Other Items

     Fair value of financial instruments

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

     Stock-based Compensation

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

     For the year-ended December 31, 2006 no stock options were issued to employees of the company and no stock-based compensation expense was recognized.

     Fixed Assets

     Fixed assets are stated at cost less accumulated depreciation. It is the policy of the Company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method.

Estimated useful lives range as follows:

                                                      Life (yrs)
                                                      ----------
         Office equipment                                 5
         Computer hardware                                3
         Market equipment (kiosks and related)            3
         Furniture and fixtures                           5



Reclassifications

None


Recent Accounting Pronouncements

     In February 2006 the amendment to FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments.

     This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

     This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

     The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this Statement but it is not expected to have a material impact on our financial statements.

     In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

     This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.


2. Goodwill

     Changes in the carrying amounts of goodwill for the year ended December 31, 2006 are as follows:

                                              Total
                                             Goodwill
                                             --------
Balance as of December 31, 2005              $   --
    Acquisition of Global Envirotech, Inc.    678,504
                                             --------
Balance as of December 31, 2006              $678,504
                                             ========


     The Company has not performed an annual goodwill impairment test as the transactions giving rise to goodwill were recorded in June 2006 and it was determined that goodwill was not impaired at December 31, 2006. Goodwill will be assessed for impairment at each reporting period end if certain events occurred indicating that an impairment may have occurred. No events have occurred that management believes may have impaired goodwill.

3. Accounts Receivable/Bad Debt

The Company's accounts receivable and related bad debt expense is as follows:

                                               December 31,
Accounts Receivable:                         2006         2005
--------------------                         ----         ----
   Trade accounts receivable              $  43,184    $  30,981
   Other receivables - See note              72,000         --
                                          ---------    ---------
       Total Accounts Receivable            115,184       30,981
   Allowance for uncollectible accounts     (74,209)        --
                                          ---------    ---------
       Accounts Receivable, net           $  40,975    $  30,981
                                          =========    =========

Bad Debt Expense:
-----------------
Trade accounts receivable                 $   2,209    $    --
Other receivables - See note                 72,000         --
                                          ---------    ---------
      Total Bad Debt Expense              $  74,209    $    --
                                          =========    =========

Note - The Company paid a $72,000 deposit towards kiosk equipment for its market pilot in July 2006. The supplier of the kiosks did not meet delivery deadlines for the equipment and the purchase order was subsequently cancelled. The return of the deposit was demanded but not been received as of December 31, 2006. In the first quarter of 2007, the Company was notified that the supplier had ceased operations and had transferred the purchase order to a French company. The Company is not confident that the deposit will be recovered and, as a result, has reclassified the deposit as a $72,000 receivable with an offsetting $72,000 allowance for uncollectible accounts.

4. Intangible Assets

     Identifiable intangibles are amortized over an estimated finite life of five years are stated at cost less accumulated amortization. The following table summarizes identifiable intangible assets:

                                       December 31, 2006                  December 31, 2005
                                --------------------------------   --------------------------------
                                                          Net                                 Net
                                 Gross   Accumulated    Carrying   Gross    Accumulated    Carrying
Identifiable intangible assets   Amount  Amortization    Amount    Amount   Amortization    Amount
----------------------------------------------------------------   --------------------------------

    Technology & Licenses       944,607     588,818      355,789   944,607    399,897       544,710


     Amortization expense of identifiable intangible assets was $188,921 and $153,018 for the years ended December 31, 2006 and 2005, respectively.

5. Earnings Per Common Share

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

                                                              12/31/06    12/31/05
                                                              ---------   ---------
Notes payable - convertible to common stock                   2,400,000   1,025,000
Options - issued to consultants                                 250,000     500,000
Warrants - issued in connection with convertible notes        1,750,000        --
Warrants - issued in connection with $1.5 million Private       400,000        --
   Offering Memorandum dated June 20, 2006
                                                              ---------   ---------
       Total common stock equivalents                         4,800,000   1,525,000
                                                              =========   =========


6. Balance Sheet Components

     The components of certain balance sheet line items are as follows:

                                           December 31,     December 31,
                                              2006              2005
                                            ---------        ---------
Computers and Equipment                     $  72,265        $  43,973
         Accumulated Depreciation             (48,460)         (30,966)
                                            ---------        ---------
Computers and Equipment, net                   23,805           13,007

Furniture & Fixtures                            9,701             --
         Accumulated Depreciation              (1,075)            --
                                            ---------        ---------
Furniture & Fixtures, net                       8,626             --

In-Market Equipment (kiosks, etc.)            156,358             --
         Accumulated Depreciation             (17,195)            --
                                            ---------        ---------
In-Market Equipment, net                      139,163             --

Fixed Assets-WIP                              137,276             --
                                            ---------        ---------
     Fixed Assets, net                      $ 308,870        $  13,007
                                            =========        =========


7. Share-Based Compensation

     The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. The Company previously applied the intrinsic-value-based method in accounting for the recognition of stock-based compensation arrangements and the fair value method only for disclosure purposes. Because the Company historically granted options with exercise prices equal to the fair value of the Company's common stock at the grant date, the adoption of SFAS 123R did not result in a significant adjustment to the financial statements. Through
December 31, 2006 the Company had only issued stock options to consultants.


8. Debt

     The Company's notes payable consist of the following:

                                                                           December 31,
3rd Party Notes:                                                        2006           2005
----------------                                                        ----           ----

Financial institution - Note dated October 31, 2005, five year term, due October 2010, 10% interest per annum, monthly payment of $2,309.28. Note was a liability assumed in the asset purchase
transaction of ThinkBurst Media, Inc.                               $   107,283    $   123,381

Private party - $25,000 principal amount plus a $5,000 loan
discount for a total note of $30,000. 2 year note due October 21,
2007. 12% interest, outstanding balance was - converted to shares
of the Company's common stock at $0.20 per share in 2006.                  --           23,869

Private party - $50,000 principal. 1 year note due March 2, 2007
Interest accrued at 10% per annum, payable upon maturity of the note. Outstanding balance is - convertible (at the option of the noteholder) to the Company's common stock at $0.20 per share. The conversion option expires March 2, 2007. If converted the
noteholder will also receive 250,000 warrants to purchase the
Company's common stock at $0.30 per share and 250,000 warrants at
$0.50 per share.                                                         50,000           --

Private party - $25,000 principal amount plus a $5,000 loan
discount for a total note of $30,000. 2 year note due October 21,
2007. 12% interest, outstanding balance was - converted to shares
of the Company's common stock at $0.20 per share in 2006.                  --           23,869

Private party - $25,000 principal amount plus a $5,000 loan
discount for a total note of $30,000. 2 year note due October 21,
2007. 12% interest, outstanding balance was - converted to shares
of the Company's common stock at $0.20 per share in 2006.                  --           23,869

Private party - $25,000 principal amount plus a $5,000 loan
discount for a total note of $30,000. 2 year note due October 21,
2007. 12% interest, outstanding balance was - converted to shares
of the Company's common stock at $0.20 per share in 2006.                  --           23,868


Private party - $100,000 principal. 90 day note due September 12,
2006 and subsequently extended to March 12, 2007. Interest at 12%
per annum, interest paid - monthly at $1,000 per month
Outstanding balance is convertible (at the option of the
noteholder) to the Company's common stock at $0.40 per share. The
conversion option expires March 12, 2007.                               100,000           --

Private party - $50,000 principal. 90 day note due September 12,
2006 and subsequently extended to March 12, 2007. Interest at 12%
per annum, paid monthly at - $500 per month. Outstanding balance is convertible (at the option of the noteholder) to the Company's common stock at $0.40 per share. The conversion option expires
March 12, 2007.                                                          50,000           --

Private party - $50,000 principal. 60 day note due September 14,
2006 and subsequently extended to March 14, 2007. Interest at 12%
per annum, paid monthly at - $500 per month. Outstanding balance is convertible (at the option of the noteholder) to the Company's common stock at $0.40 per share. The conversion option expires
March 14, 2007.                                                          50,000           --

Private party - $250,000 principal. 150 day note due March 3,
2007. Interest at 12% per annum, paid monthly at $2,500 per
month. Outstanding balance is convertible (at - the option of the noteholder) to the Company's common stock at $0.40 per share. The
conversion option expires March 3, 2007.                                250,000           --

Private party - $100,000 principal. 90 day note due March 3,
2007. Interest at 12% per annum, paid monthly at $1,000 per
month. Outstanding balance is convertible (at - the option of the noteholder) to the Company's common stock at $0.40 per share. The
conversion option expires March 3, 2007.                                100,000           --
                                                                    -----------    -----------
         Subtotal, 3rd Party Notes                                  $   707,283    $   218,856

Related Party Notes:
--------------------
William R. Jones, Chairman. $67,000 note payable, due December
31, 2007, 6.00% interest. $60,000 of total may be converted to
common shares of the Company at $0.30 per share.                    $    67,000    $    67,000

William R. and Colleen Jones Irrevocable Family Trust. $67,000
note payable, due December 31, 2007, 6.00% interest. $60,000 of total may be converted to common shares of the Company at $0.30
per share.                                                               67,000         67,000

William R. Jones, Chairman. $25,000 principal amount plus a
$5,000 loan discount for a total note of $30,000. Monthly
principal and interest payment of $1,412. 2 year note due October
21, 2007. 12% interest. Conversion option expired April 2006.            13,375         23,868

William R. Jones, Chairman. $50,000 principal. 90 day note due
September 12, 2006 and subsequently extended to March 12, 2007
Interest at 12% per annum, paid monthly at $500 per month
Outstanding balance is convertible (at the option of the
noteholder) to the Company's common stock at $0.40 per share. The
conversion option expires March 12, 2007.                                50,000           --

William R. Jones, Chairman. $25,000 principal. 90 day note due
December 27, 2006 and subsequently extended to March 27, 2007
Interest at 12% per annum, paid monthly at $250 per month
Outstanding balance is convertible (at the option of the
noteholder) to the Company's common stock at $0.40 per share. The
conversion option expires March 27, 2007.                                25,000           --

William R. Jones, Chairman. $50,000 principal. 60 day note due
January 16, 2007 and subsequently extended to March 15, 2007
Interest at 12% per annum, paid monthly at $500 per month
Outstanding balance is convertible (at the option of the
noteholder) to the Company's common stock at $0.40 per share. The
conversion option expires March 15, 2007.                                50,000           --

James O. Mulford, President and CEO. $25,000 principal. 30 day note due January 26, 2007 and subsequently extended to March 15,
2007. Interest at 12% per annum, paid monthly at $250 per month
Outstanding balance is convertible (at the option of the
noteholder) to the Company's common stock at $0.40 per share. The
conversion option expires March 15, 2007.                                25,000           --
                                                                    -----------    -----------
         Subtotal, Related Party Notes                              $   297,375    $   157,868

Total Notes Payable                                                 $ 1,004,658    $   376,724
    Less current portion                                               (915,158)       (14,926)
                                                                    -----------    -----------
Long-term debt, excluding current installments                      $    89,500    $   361,798
                                                                    ===========    ===========



     The scheduled principal payments on the Company's notes payable are as follows:

             Year ending December 31,                 Amount
             ------------------------                 ------

             2007                                 $    915,158
             2008                                       19,646
             2009                                       21,703
             2010                                       48,151
                                                  ------------
               Total                              $  1,004,658
                                                  ============


9. Stock Options and Warrants

The following table lists options and warrants outstanding as of December 31, 2006:

                                                                    Number of       Exercise     Expiration
                                                                Options/Warrants   Price/Share      Date
                                                                ----------------   -----------      ----
                          OPTIONS
                          -------
William R. Jones (and related parties) - Chairman, $134,000
notes payable of which $120,000 is convertible to common             400,000          $0.30     December 2007
stock of the Company at $0.30 per share.

William R. Jones - Chairman, $125,000 notes payable
convertible to common stock of the Company at $0.40 per
share.                                                               312,500          $0.40      March 2007

James O. Mulford - President and Chief Executive Officer,
$25,000 notes payable convertible to common stock of the
Company at $0.40 per share.                                           62,500          $0.40     January 2007

3rd party holder - $50,000 note payable convertible to
shares of the Company's common stock at $0.20 per share.
If converted to common stock, warrants for the purchase of
additional shares at $0.50 will be issued. See warrants,
below.                                                               250,000          $0.20      March 2007

3rd party holders - $550,000 notes payable (five notes)
convertible to shares of the Company's common stock at
$0.40 per share.  If converted to common stock, warrants
for the purchase of additional shares at $0.50 will be
issued. See warrants, below.                                       1,375,000          $0.40      March 2007

Consultants - Options to purchase common shares at $0.10 per share in consideration of work performed as consultants
to the Company.  These options are exercisable at any time
prior to March 1, 2008.                                              250,000          $0.10      March 2008
                                                                   ---------
      Total Options                                                2,650,000
                                                                   =========



                          WARRANTS
                          --------
Warrants for the purchase of shares of the Company's common
stock at $0.50 per share.  Warrants were issued in
connection with common stock sold through the Company's
Private Offering Memorandum dated June 20, 2006.  Warrants                                        August 2007-
expire one-year from date of issue.                                  400,000          $0.50      September 2007

Warrants for the purchase of the Company's common stock at
$0.50 per share to be issued only if convertible promissory
notes (see Note 8 - Debt) are converted to shares of the
Company's common stock.  Any warrants issued will expire                                        N/A, warrants not
one-year from date of issue.                                       1,750,000          $0.50        yet issued
                                                                   ---------
Total Warrants                                                     2,150,000
                                                                   =========


10. Income Taxes

     The Company recorded a net income tax benefit of approximately $316,000 and $295,000 for the years ended December 31, 2006 and 2005, respectively.

     As of December 31, 2006, the Company continued to maintain a full valuation allowance on its net deferred tax asset as it determined it is more likely than not that the Company will not realize its deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. The Company assessed the realizability of its deferred tax assets using all available evidence. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company's results of operations and financial position.

The Company has estimated net operating loss carryforwards aggregating approximately $2,074,000 generated from February 18, 2003 (inception) through December 31, 2006, which expire through 2026. The deferred tax asset of approximately $809,000 related to this carryforward has been fully reserved.

The provision for income taxes consisted of the following:


Year-Ended Ended December 31,           2006         2005
-----------------------------           ----         ----

Current:
    Federal (benefit) expense         $    --      $    --
    State (benefit) expense                --           --
                                      ---------    ---------
         Total Current                     --           --

Deferred:
    Federal (benefit) expense         $(275,500)   $(257,600)
    State (benefit) expense             (40,500)     (37,400)
                                      ---------    ---------
         Total Deferred                (316,000)    (295,000)
                                      ---------    ---------
    Total                             $(316,000)   $(295,000)
                                      =========    =========

Classification:
    Taxes on income from continuing
    operations                        $(316,000)   $(295,000)
                                      ---------    ---------
    Total                             $(316,000)   $(295,000)
                                      =========    =========


Year Ended December 31,                  2006         2005
-----------------------                  ----         ----

U.S. federal statutory rates            34.0%         34.0%
State income tax, net                    5.0%          5.0%
Alternative minimum tax                   -             -
Change in valuation allowance             -             -
                                        ----          ----
Effective tax rate                      39.0%         39.0%
                                        ====          ====

     Temporary differences that give rise to a significant portion of the net deferred tax asset are as follows:

                                             12/31/06     12/31/05
                                             ---------    ---------

Deferred tax assets:
--------------------
    Net operating loss carry forwards          809,000      603,000
    Allowance for doubtful accounts             29,000         --
    Accrued compensation                        42,000       32,000
    Depreciation                                  --         12,000
    Amortization of intangibles                 24,000       63,000
                                             ---------    ---------
Total deferred tax asset                       904,000      710,000
                                             ---------    ---------

Deferred tax liabilities:
-------------------------
    Valuation allowance                       (904,000)    (710,000)
                                             ---------    ---------
Net deferred tax asset                       $    --      $    --
                                             =========    =========


11. Segment Information

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

     The Company currently operates its business as two operating segments based on business divisions: Qlinks Retail Group ("QRG") and Qlinks Media Group ("QMG").

     Selected segment information is as follows:

                                              Year Ended
                                          December 31, 2006
                                     --------------------------
                                         QRG            QMG
                                     -----------    -----------
Revenue                              $     8,838    $   666,008
  Cost of Revenue                         30,914         25,295
                                     -----------    -----------
Gross Profit                             (22,076)       640,713
  Operating Expenses                   1,347,365        445,045
                                     -----------    -----------
Net Loss from Operations              (1,369,441)       195,668
  Other Expense                           50,722         39,768
                                     -----------    -----------
Net Loss                             $(1,420,163)   $   155,901
                                     ===========    ===========

                                     -----------    -----------
 Total Assets                        $ 1,119,920    $   401,327
                                     ===========    ===========

Note: Financial results for the year ended December 31, 2005 and prior periods are not presented as the Qlinks Media Group segment was not acquired by Qlinks America until October 21, 2005.

12. Related party transactions

Amounts due to the Company's Chairman of the Board of Directors (and related parties) and Chief Executive Officer (and related parties) are as follows:

                                             December 31,   December 31,
                                                 2006           2005
                                               --------       --------
William R. Jones (and related parties) -
Chairman of the Board of Directors
  Deferred Compensation                        $ 20,000       $ 20,000
  Notes Payable                                 272,375        157,452
                                               --------       --------
    Total                                      $292,375       $177,452
                                               ========       ========
James O. Mulford (and related parties) -
President and Chief Executive Officer
  Deferred Compensation                        $ 26,250       $ 60,000
  Notes Payable*                                125,000           --
                                               --------       --------
    Total                                      $151,250       $ 60,000
                                               ========       ========


Consulting Fees Earned by Related Parties
                                              Year-ended    Year-ended
                                             December 31,  December 31,
                                                2006           2005
                                               -------       -------
James O. Mulford -
President and Chief Executive Officer          $60,000       $60,000


     *includes notes payable to the Shine Foundation, a charitable giving trust of James O. Mulford. Mr. Mulford is the President of the Shine Foundation, but has no beneficial interest in the trust.

13. Commitments and Contingencies

     Lease commitments. As of December 31, 2006, the Company leased two office spaces, as follows:

1. Corporate headquarters located in Golden, Colorado on a month-to-month basis at $2,000 per month with 60 days notice to terminate lease.

2. Florida - Office premises in Niceville, Florida under a non-cancelable operating lease at $1,325 per month base rent. The three-year lease commenced May 1, 2005 and expires April 30, 2008 and requires the Company to pay utilities, insurance and other costs.

Aggregate minimum rental commitments at December 31, 2006 under non-cancelable leases (Florida only) are summarized as follows:

                    Year ending December 31, 2007    15,900
                    Year ending December 31, 2008     5,300
                                                    -------
                         Total                      $21,200
                                                    =======


     Equipment leases. The Company leases equipment (computer server, kiosks and point of sale equipment) under non-cancelable operating leases. Lease terms range from 24-36 months and expire in fiscal 2008 and 2009. Future minimum commitments under non-cancelable operating leases as of December 31, 2006, are as follows:

                    Year ending December 31, 2007    29,076
                    Year ending December 31, 2008    27,676
                    Year ending December 31, 2009    13,528
                                                    -------
                         Total                      $70,280
                                                    =======

     Accrued compensation. The Company has entered into deferred compensation agreements with certain of its officers and senior management. These agreements specify that the compensation will be paid when cash flow is sufficient. These agreements also specify that the deferred compensation may also be settled with shares of the Company's common stock.

14. Litigation

     From time to time the Company may be involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

15. Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its technology, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from February 18, 2003 (inception) through the period ended December 31, 2006 of $2,331,159. In addition, the Company's development activities since inception have been financially sustained through equity financing and the issuance of debt.

     The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

16. Quarterly Financial Information (Unaudited)

Quarterly financial information is as follows:

Year Ended December 31, 2006                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
----------------------------                    -----------  -----------  -----------  -----------

Total revenue                                    $ 144,656    $ 185,990    $ 159,511    $ 184,689

  Less: cost of revenue and operating expenses     253,382      354,569      643,554      687,603
                                                 ---------    ---------    ---------    ---------
Loss from operations                              (108,726)    (168,579)    (484,043)    (502,914)
Loss before income taxes                          (108,726)    (168,579)    (484,043)    (502,914)
                                                 ---------    ---------    ---------    ---------
Loss available to common stockholders            $(108,726)   $(168,579)   $(484,043)   $(502,914)

Net (loss) available to common stockholders per
common share:
  Basic                                          $   (0.01)   $   (0.01)   $   (0.03)   $   (0.03)
  Diluted                                        $   (0.01)   $   (0.01)   $   (0.03)   $   (0.03)


Year Ended December 31, 2005                   1st Quarter  2nd Quarter  3rd Quarter   4th Quarter
----------------------------                   -----------  -----------  -----------   -----------

Total revenue                                    $  1,000    $  2,000      $   --        $ 77,919

  Less: cost of revenue and operating expenses     59,656      57,453        57,488        47,567
                                                 --------    --------      --------      --------
Loss from operations                              (58,656)    (55,453)      (57,488)       30,352
Loss before income taxes                          (58,656)    (55,453)      (57,488)       30,352
                                                 --------    --------      --------      --------
Loss available to common stockholders            $(58,656)   $(55,453)     $(57,488)     $ 30,352

Net (loss) available to common stockholders per
common share:
  Basic                                          $  (0.00)   $  (0.00)     $  (0.00)     $   0.00
  Diluted                                        $  (0.00)   $  (0.00)     $  (0.00)     $   0.00


                                      F-17

16. Subsequent Events (unaudited)

     Key Personnel Stock Option Plan

     On January 8, 2007, pursuant to the terms of its "Key Personnel Stock Option Plan" which has been adopted by the shareholders and the Board of Directors of the company the company granted options to purchase shares of the common voting stock of the corporation to six individuals. The options were for the purchase of 775,000 shares of common voting stock. The options are exercisable at a price of $0.50 per share. The options are exercisable in increments as they vest to each optionee. The options are exercisable for a period of five years from the date of the vesting of each increment. The vesting schedule is as follows:

     The right to purchase 275,000 shares vested January 8, 2007;
     The right to purchase an additional 200,000 shares shall vest December 31, 2007;
     The right to purchase an additional 150,000 shares shall vest December 31, 2008; and
     The right to purchase an additional 150,000 shares shall vest December 31, 2009

     Staff Reductions

     In March 2007 the Company reduced its staffing by five persons in order to lower its on-going operating expenses and conserve cash.

     Potential Sale of Qlinks Media Group

     In March 2007, the company received a non-binding Letter of Intent to purchase all of the assets and operations of its Qlinks Media Group division. If the Company sells the assets and operations of its Qlinks Media Group division, it will significantly impact its 2007 and future revenues.