Form 10KSB/A
period 2006-12-31
QLINKS AMERICA, INC.
filed 2007-04-27
CIK 1216014

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                  FORM 10-KSB/A

    |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2006

                                       OR

    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from            to
                                                 ----------     ---------------

                         Commission File Number: 0-24081

                              QLINKS AMERICA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Colorado                                      90-0138998
       ------------------------------                          ------------
      (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                     Identification Number)

       112 N. Rubey Drive, Suite 180
              Golden, Colorado                                   80403
              ----------------                                   -----
  (Address of principal executive offices)                     (Zip Code)

                                 (303) 328-3290
                          -----------------------------
                         (Registrant's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, no par value per share
                                (Title of class)

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

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The number of shares of Common Stock outstanding was 18,781,680 as of March 30, 2007.

--------------------------------------------------------------------------------

EXPLANATORY PARAGRAPH

We are amending our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as filed on April 10, 2007 to include Part III, Items 10, 11, 12, 13 and 14 as we will not file our definitive proxy statement for the 2007 Annual Meeting of Stockholders within 120 days after the close of the 2006 year.


                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


 (a) and (b) Identification of Directors and Executive Officers


The following table sets forth the names and ages of all the Directors and Executive Officers of Qlinks, and the positions held by each such person as of December 31, 2006. Each of the directors holds office until the next annual meeting of shareholders and until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal. Each officer serves at the discretion of the Board.


Name                            Age       Position
----                            ---       --------

James O. Mulford                58        President & Chief Executive Officer,
                                          Director

William R. Jones                73        Chairman of the Board of Directors,
                                          Secretary

Michael R.M. Thornley           43        Senior Vice-President, Finance and
                                          Administration & Treasurer

Michael J. Flanagan             57        Senior Vice-President, Technology
                                          Solutions

Dennis N. Barnes                53        Senior Vice-President, Marketing and
                                          Sales

James O. Mulford is our co-founder with Mr. Jones. He has served as our President, Chief Executive Officer and as a director since our inception in 2003. He was a co-founder of a large systems integrator (SSDS, Inc), from 1986 to 1998 and held various senior management positions in SSDS, including Chairman, CEO, and Executive Vice President. From 1999-2003, Mr. Mulford held executive positions in Knowledge Workers, Inc., a technology-enabled recruitment solutions company which he also co-founded. Mr. Mulford participated in the sale of both SSDS and Knowledge Workers to publicly held companies. Prior to his co-founding of SSDS and Knowledge workers, Mr. Mulford served as an officer in the USAF (1970-1978) and held various technical and management positions with Contel Information Systems (1978-1986), which is now part of Verizon. He received a Bachelor of Science degree in Computer Science from the USAF Academy in 1970, and a Master of Science degree in Information Systems from UCLA in 1971.

William R. Jones is the founder of Qlinks America. From 1980-2002 Mr. Jones served as founder, CEO and President and from 2002-2006 as Chairman of Sonsio, the nation's largest automotive aftermarket warranty company. From 1976-1987 Mr. Jones founded and was President of Data National Corporation (formerly known as Service Business Systems) which served major oil companies with a computerized automotive preventative maintenance system which provided motorist a reminders for their vehicles. Mr. Jones affected the sale of this public reporting company to a group of investors who later took the company private. Mr. Jones served in the United States Army until 1956 and the National Guard until 1961, He graduated from the University of Utah in 1960 with a Bachelors of Arts degree in Economics and obtained an Industrial Relations Certificate from University of Utah.

Michael R.M. Thornley joined Qlinks in June 2006 as Senior Vice President, Finance and Administration and Treasurer after serving in this same role as a consultant since April 2006. From 2001-2006, Mr. Thornley worked in various consulting and management roles at companies including Qwest Communications, Inc. (financial restatement), Dex Media, Inc. (Sarbanes-Oxley compliance and testing) and other companies. From 1998 to 2001 he held management positions in international accounting with JDEdwards & Company (an ERP software company). Mr. Thornley has over 21 years of experience in accounting and financial management including 5 years of public accounting (audit and tax) and 16 years of corporate accounting. Mr. Thornley holds an active CPA certificate (State of Colorado) and is a graduate of the University of Northern Colorado with a degree in Business Administration-Accounting.

Michael J. Flanagan joined Qlinks in June 2006 as Senior Vice President, Technology Solutions after serving in this same role as a consultant since March 2003. Mr. Flanagan has 35 years of work experience, including project management and technical analysis, design, architecture, and implementation experience for large companies and the United States Air Force. He was a co-founder of International Software Corporation and served as Vice President for System Architecture and Development. He has served as a senior consultant for large, complex design and implementation projects. Mr. Flanagan earned his Bachelor of Science degree from the USAF Academy (1971), followed by a Master of Science degree from UCLA (1972). He also earned his MBA (Accounting and Finance) from Regis University in 1982.

Dennis N. Barnes joined Qlinks in June 2006 as Senior Vice President, Marketing and Sales after serving in this same role as a consultant since April 2006. He has served as sales manager for General Electric and, more recently, for Alliance Data Systems, one of the largest back-office transaction processors (credit/debit verification, billing, etc.) in the United States. Mr. Barnes also served as the Western Regional Sales Manager for Ten Square, a predecessor in developing, testing, and implementing a business model similar to Qlinks. Mr. Barnes received a Bachelor of Art Degree from California State University and a Master's Degree in Education from the College of Notre Dame.

(b) and (c) Significant Employees and Family Relationships.

          As of December 31, 2006 we had no significant employees who were not either directors or officers of Qlinks.

          There were and are no family relationships among the officers, directors or any person chosen by Qlinks to become a director or officer. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

          None of our directors is also a director of another company which has a class of securities registered under Section 12 of the Securities Exchange Act of 1934, or which is subject to the reporting requirements of Section 15(d) of that act. There are no proposed transactions in which a director, director nominee, executive officer, 5% or more beneficial owner or immediate family member of any of the foregoing has a direct or indirect material interest.


(d)  Involvement in Certain Legal Proceedings

          Based on information submitted by the directors and executive officers, none of the directors or executive officers is involved in, or has been involved in, legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer.

          None of our directors, executive officers, affiliates or beneficial owners of more than 5% of any class of voting securities is adverse to us or has a material interest adverse to us.


(e) Meetings of the Board and Committees

          The Board of Directors held no formal meetings during the year ended December 31, 2006, and no meetings subsequently through the Record Date. In addition, regular communications were maintained throughout the year among all of the officers and directors of Qlinks and the directors acted by unanimous consent 10 times during the year ended December 31, 2006 and 1 time subsequently through the Record Date. Qlinks has no standing audit, nominating or compensation committees.

 (f)  Identification of Audit Committee

          We do not have a separately-designated standing audit committee established as we are not a "Listed Issuer" as defined in Securities Exchange Act Rule 10A-3.


(g) Procedures by which security holders may recommend nominees to the board of directors.

          We do not currently have a standing Nominating Committee for the purpose of filling vacancies on our Board of Directors. Due to the nature of our operations as a development stage company, our Board of Directors does not believe that it needs to have a Nominating Committee at this time. The following directors participate in the consideration of director nominees:

          William R. Jones, Chairman of the Board of Directors - Mr. Jones is not an independent director.

          James O. Mulford, President and Chief Executive Officer - Mr. Mulford is not an independent director.


(h)  Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Qlinks. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

          To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and


ITEM 11.  EXECUTIVE COMPENSATION


(a) and (b)  Summary Compensation Table


          The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Qlinks for the three years ended December 31, 2006. This includes all compensation paid to each by Qlinks.

                                                                             All Other
Name and Principle Position                      Year     Salary (a)        Compensation
----------------------------------------------- ------- --------------- ---------------------
James O. Mulford, President and Chief           2006          $ 75,000        $   60,000 (b)
Executive Officer *
                                                2005               -0-            60,000 (b)
                                                2004               -0-            25,000 (c)

William R. Jones, Chairman of the Board of      2006          $    -0-        $      -0-
Directors and Secretary
                                                2005               -0-               -0-
                                                2004               -0-               -0-

Michael R.M. Thornley, Sr. Vice President of    2006          $ 75,000        $   10,000 (b)
Finance and Administration, Treasurer
                                                                              $    9,000 (d)
                                                2005               -0-               -0-
                                                2004               -0-               -0-

Michael J. Flanagan, Sr. Vice President of      2006           $75,000        $   60,000 (b)
Technology
                                                2005               -0-            15,000 (b)
                                                2004               -0-            26,805 (b)

Dennis N. Barnes, Sr. Vice President of         2006           $75,000           $13,500 (b)
Marketing and Sales
                                                2005               -0-               -0-
                                                2004               -0-               -0-


*    Executive officer

(a) - Partial year salary (July 1-December 31, 2006). Messrs. Mulford, Thornley, Flanagan and Barnes were appointed as officers of the Company and became salaried employees effective July 1, 2006. Prior to this date they provided services to the Company on a consulting basis.

(b) - Includes fees paid and/or earned for consulting services provided to the Company prior to July 1, 2006.

(c) - Amounts were paid to Knowledge Workers, Inc. for the services of James O. Mulford. James O. Mulford was a shareholder in Knowledge Workers, Inc. during this period.

(d) - Mr. Thornley elected to receive $9,000 in exchange for consulting services (non-employee) in the form of common stock of the Company at a price of $0.30 per share, total of 30,000 shares.

We do not have written plans to pay bonuses or deferred compensation to our employees.


          We adopted a medical insurance plan for our employees and their dependents partly at our cost beginning July 1, 2006. During the three-years ended December 31, 2006 we did not offer dental insurance, life insurance or other discretionary disability and other insurance plans to any employees.


(c)      Options/SAR Grants


Stock Options and Option Plans

          During the three-years ended December 31, 2006 we did not have any formal stock option plans to grant options to executive officers or employees.

          In March of 2003, options to purchase 500,000 shares of our common stock at $0.10 per share were granted to two non-employee consultants (250,000 options each) in exchange for their services to the company. These options were granted prior to us becoming a small business issuer in 2006. See item (d) "Aggregated Option Exercises in Last Fiscal year" for exercise information.

          Subsequent Event - As disclosed in our Current Report, Form 8-K, filed January 9, 2007, we adopted our "Key Personnel Stock Option Plan" (the "Plan") on January 7, 2007, which authorizes the grant of options to purchase 2,000,000 shares of common voting stock of the corporation. On January 8, 2007 we granted options to six individuals under the Plan for a total of 775,000 shares. The options are exercisable at a price of $0.50 per share. The options are exercisable in increments as they vest to each optionee. The options are exercisable for a period of five years from the date of the vesting of each increment. The vesting schedule is as follows:

          The right to purchase 275,000 shares vested immediately (January 8, 2007);
          The right to purchase an additional 200,000 shares shall vest December 31, 2007;
          The right to purchase an additional 150,000 shares shall vest December 31, 2008; and
          The right to purchase an additional 150,000 shares shall vest December 31, 2009

We have not adopted any other stock option or stock appreciation rights plan. See item (f) "Compensation of Directors."


(d)      Aggregated Option Exercises in Last Fiscal Year


          250,000 options were exercised by a former consultant on July 25, 2006 at an exercise price of $0.10 per share ($25,000 total). These options were not part of any formal option plan and were granted to the consultant prior to us becoming a small business issuer.


(e) Long Term Incentive Compensation Plans, and Defined Benefit and Actuarial Plans

          None


(f)       Compensation of Directors

          We reimburse directors for travel and related expenses associated with Board of Directors' meetings. Historically we have not paid any compensation to directors for attending Board of Directors' meetings in person or telephonically.

We do not have any other arrangements pursuant to which we compensate the Directors for acting in their capacities as such.


(g) Employment Agreements, Termination of Employment and Change in Control Agreements


          None of our executive officers had formal employment or change in control agreements in place as of December 31, 2006. All executive officers were hired with letters detailing the terms of their employment that provide for a rate of annual compensation, which will be reviewed annually. The letters also provide for the officer's participation in our standard benefit plans and policies.


(h)       Report on Repricing of Options/SARs


          We did not reprice any options or stock appreciation rights during the fiscal year ended December 31, 2006, or subsequently.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


(a) and (b) Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the ownership of our common stock as of December 31, 2006 by:

(i) each director or nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock. The term "beneficial ownership" includes the shares each of the named shareholders has the right to acquire beneficial ownership of within 60 days.


                                                  Beneficial Ownership
Beneficial Owner                        Number of Shares       Percent of Total
--------------------------------------------------------------------------------

William R. Jones                          5,337,500                24.72%
James O. Mulford (2)(3)                   4,512,500                20.90%
Volckmann Family Trust (4)                3,988,300                18.47%

Michael J. Flanagan (5)                    250,000                  1.16%
Michael R.M. Thornley                       30,000                  0.14%

All executive officers and               9,880,000                 45.76%
directors as a group.
The address for all of the above
directors and officers is:
112 N. Rubey Drive, Suite 180,
Golden, Colorado  80403

(1) - Includes 712,500 shares that Mr. Jones has the right to acquire by exercising conversion rights associated with Convertible Promissory Notes outstanding as of December 31, 2006, as follows: (i) $134,000 notes convertible at $0.30 per share (400,000 shares); (ii) $125,000 notes convertible at $0.40 per share (312,500 shares).
(2) Includes 62,500 shares that Mr. Mulford has the right to acquire by exercising conversion rights associated with a Convertible Promissory Note outstanding as of December 31, 2006, as follows: $25,000 convertible note at $0.40 per share (62,500 shares).
(3) - Includes 850,000 shares of common stock held in the name of First Regional Bank Custodian FBO James O. Mulford, IRA.
(4) Includes 1,875,000 shares that the Volckmann Family Trust has the right to acquire by exercising conversion rights associated with Convertible Promissory Notes outstanding as of December 31, 2006, as follows: (i) $450,000 convertible notes at $0.40 per share (1,125,000 shares); (ii) - 750,000 warrants issued in connection with convertible debt transactions (250,000 shares at $0.30 per share and 500,000 shares at $0.50 per share).
(5) - Mr. Flanagan has options to purchase 250,000 shares of stock issued to him as a consultant (prior to employment and/or officer status) in March 2003 (prior to Qlinks becoming a small business issuer).


(c)       Change of Control Arrangements.

          We know of no plans or arrangements that will result in a change of control at Qlinks.


(d)       Equity Compensation Plan Information


          None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

          We provide the following information regarding transactions among officers, directors and significant shareholders of Qlinks during the most recent two fiscal years and during the subsequent fiscal year.


Corporate Loans to Officers

          We have not made any corporate loans to our officers, directors, or shareholders during the year ended December 31, 2006.

          In October of 2003, while we were still a privately held company, we made a loan of $120,000 to James O. Mulford, our Chief Executive Officer at an interest rate of 6% per annum. At December 31, 2004, the outstanding balance on the loan was $120,000 (interest on the loan was paid by Mr. Mulford on an on-going basis). The outstanding balance on this loan was paid in full during the year ended December 31, 2005.

          In December 2004 and February 2005, the Company made temporary loans of $10,000 and $5,000, respectively, to Mr. Mulford at an interest rate of 6% per annum. The outstanding balances on these loans were paid in full in April 2005.

          The Sarbanes-Oxley Act of 2002 prohibits any loans to corporate officers or directors from a publicly held company.


Corporate Loans from Officers and Employees

          During the years ended December 31, 2006 and 2005, we have been required to borrow funds from certain executive officers in order to finance our operations. Our borrowings from our officers and directors at December 31, 2006 are as follows (principal amounts only):

                                            Balance at          Balance at
                                         December 31, 2006   December 31, 2005
------------------------------------------------------------ -----------------
William R. Jones                             $272,375           $157,452
James O. Mulford                             $ 25,000           $    -0-
Shine Foundation (1)                         $100,000           $    -0-


     (1) Shine Foundation is a charitable giving trust of James O. Mulford. Mr. Mulford is the President of the Shine Foundation, but has no beneficial interest in the trust.

Unpaid Compensation Due to Officers and Directors

          During the years ended December 31, 2006 and 2005, we had insufficient funds to pay certain payroll and consulting fees owed to directors and officers, as follows:

                                            Balance at          Balance at
                                         December 31, 2006   December 31, 2005
----------------------------------------------------------   -----------------
William R. Jones                              $20,000            $20,000
James O. Mulford                              $26,250            $60,000
Michael R.M. Thornley                         $ 6,250            $   -0-
Michael J. Flanagan                           $48,250            $22,000
Dennis N. Barnes                              $ 6,250            $   -0-
Consultants                                   $   -0-            $17,000

          When funds are owed to our executive officers, we have agreed to keep them advised with respect to our cash receipts and expenditures.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Our principal auditors are Jaspers + Hall, P.C. We had no relationship with Jaspers + Hall, P.C. before we retained them on April 20, 2006.


(a)       Audit Fees.

          During our 2006 fiscal year, our principal accountant, Jaspers + Hall, billed us aggregate fees in the amount of approximately $9,000, as follows:

     o $1,000 for professional services that Jaspers + Hall provided during our fiscal 2006 for the audit of Global Envirotech, Inc. (the public company with which we merged in 2006) financial statements for the year ended December 31, 2005.

     o $8,000 for professional services that Jaspers + Hall provided during our fiscal 2006 for the audit of Qlinks America, Inc. financial statements for the years ended December 31, 2003, 2004 and 2005 (prior to our becoming a small business issuer).

          Services included these audited financial statements, review of the financial statements included in our report on 10-QSB, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year.


(b) Audit-Related Fees.

          None


(c)      Tax Fees

          Anton Collins & Mitchell, LLP, billed us aggregate fees of approximately $1,200 for the year ended December 31, 2006 for tax compliance, tax advice, and tax planning.


(d)       All Other Fees

          None