Form 10QSB
period 2007-03-31
QLINKS AMERICA, INC.
filed 2007-05-14
CIK 1216014

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(D)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2007

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

        For the transition period from                      to
                                       --------------------     ----------------

                         Commission File Number: 0-24081

                              QLINKS AMERICA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                              90-0138998
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  112 N. Rubey Drive, Suite 180
           Golden, Colorado                                           80403
           ----------------                                           -----
(Address of principal executive offices)                           (Zip Code)

                                 (303) 328-3290
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X| As of May 10, 2007 there were 18,781,680 shares outstanding of Registrant's Common Stock (no par value).

Transitional Small Business format  Yes |_|  No |X|

                              QLINKS AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                                 March 31, 2007
                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1    Financial Statements
          Qlinks Balance Sheets as of March 31, 2007 (unaudited) and
             December 31, 2006
          Qlinks Statements of Operations for the Three months ended
             March 31, 2007 and 2006 (Unaudited)
          Qlinks Statements of Changes In Stockholders' Equity for the
             Three months ended March 31, 2007 (Unaudited)
          Qlinks Statements of Cash Flows for the Three months ended
             March 31, 2007 (unaudited) and 2006
          Notes to Unaudited Qlinks Financial Statements
Item 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations
Item 3    Quantitative and Qualitative Disclosures About Market Risk


                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings
Item 1A   Risk Factors
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
Item 3    Defaults upon Senior Securities
Item 4    Submission of Matters to a Vote of Security Holders
Item 5    Other Information
Item 6    Exhibits

Signature

                                      PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
                                        QLINKS AMERICA, INC.
                                   (A Development Stage Company)
                                           BALANCE SHEETS
                                             (unaudited)

                                                     March 31, 2007          December 31, 2006
                                                     --------------          -----------------
ASSETS
Current Assets
         Cash                                         $     3,360               $    89,115
         Accounts Receivable, net (Note 2)                  6,629                    40,975
         Prepaid Expenses                                  42,520                    46,006
         Assets Held for Sale (Note 13)                   230,092                      --
                                                      -----------               -----------
   Total Current Assets                                   282,601                   176,096
                                                      -----------               -----------
Fixed Assets
Fixed Assets - Cost                                       352,831                   375,600
        Accumulated Depreciation                          (71,427)                  (66,730)
                                                      -----------               -----------
   Fixed Assets, Net                                      281,404                   308,870
                                                      -----------               -----------
Amortizable Intangible Assets (Note 4)
         Technology & Licenses                            729,150                   944,607
         Accumulated Amortization                        (575,002)                 (588,818)
                                                      -----------               -----------
   Amortizable Intangible Assets, net                     154,148                   355,789
                                                      -----------               -----------
Other Assets
        Goodwill (Note 3)                                 678,504                   678,504
        Other Assets (Note 13)                            177,724                      --
        Deposits                                            1,988                     1,988
                                                      -----------               -----------
   Total Other Assets                                     858,216                   680,492
                                                      -----------               -----------

                                                      -----------               -----------
TOTAL ASSETS                                          $ 1,576,369               $ 1,521,247
                                                      ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
     Current Liabilities
      Accounts Payable                                $    24,449               $   153,841
      Accrued Liabilities                                  66,094                   115,598
      Unpaid Compensation                                 115,750                   107,000
      Accrued Interest                                     18,531                    14,805
      Notes Payable - Short Term (Note 7)               1,245,671                   897,375
      Current Portion - Long Term Debt (Note 7)              --                      17,783
      Liabilities related to assets held for sale
       (Note 13)                                          122,816                      --
                                                      -----------               -----------
         Total Current Liabilities                      1,593,311                 1,306,402
                                                      -----------               -----------

     Long Term Liabilities
      Long-Term Debt, net of current portion
       (Note 7)                                              --                      89,500
      Deferred Income Taxes (Note 8)                         --                        --
                                                      -----------               -----------
     Total Long Term Liabilities                             --                      89,500
                                                      -----------               -----------
   Total Liabilities                                    1,593,311                 1,395,902
   Stockholders' Equity
   Common Stock, no par value
    (100,000,000 shares authorized,
    18,781,680 and 18,691,680
    outstanding as of March 31, 2007
    and December 31, 2006, respectively)                     --                        --
     Additional Paid in Capital                         2,584,762                 2,456,504
     Retained Earnings (Deficit)                       (2,601,704)               (2,331,159)
                                                      -----------               -----------
   Total Stockholders' Equity                             (16,942)                  125,345
                                                      -----------               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,576,369               $ 1,521,247
                                                      ===========               ===========

         The accompanying notes are an integral part of these financial statements.


                                            QLINKS AMERICA, INC.
                                       (A Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                                                  (unaudited)

                                                                       Three-Months Ended March 31,
                                                                     2007                      2006
                                                                  ------------             ------------

 Total Revenue                                                    $       --               $       --

 Cost of Revenue
    Equipment Leasing                                                    7,667                     --
    Supplies and Materials                                                 139                     --
                                                                  ------------             ------------
 Total Cost of Revenue                                                   7,806                     --
                                                                  ------------             ------------
 Gross Profit                                                           (7,806)                    --

 Expenses
    Compensation, Benefits & Professional Fees                         315,227                   65,000
    Depreciation & Amortization                                         62,029                   50,247
    Travel & Entertainment                                              18,734                    2,929
    Office & Facility                                                    8,885                   10,336
    Advertising & Promotion                                                710                      551
                                                                  ------------             ------------
 Total Expenses                                                        405,585                  129,063

Loss from Continuing Operations                                       (413,391)                (129,063)

 Other Expense
 Interest Expense                                                       54,680                    7,730
 Loss on Sale of Fixed Assets                                               50                     --
 Taxes & Licenses                                                          710                     --
 Income Tax Benefit (Note 8)                                              --                       --
                                                                  ------------             ------------
 Total Other Expenses                                                   55,440                    7,730

 Net Loss from continuing operations                                  (468,831)                (136,793)

 Discontinued Operations
 Income from Discontinued Operations (note 13)                          20,562                   28,067
 Unrealized Gain on Sale of Other Assets, net  (note 13)               177,724                     --
                                                                  ------------             ------------
 Net Income from Discontinued Operations                               198,286                   28,067
                                                                  ------------             ------------
 Net Loss                                                         $   (270,545)            $   (108,726)
                                                                  ============             ============

 Weighted average common shares outstanding-basic                   18,709,735               15,692,123
 Weighted average common shares outstanding-fully diluted           18,709,735               15,692,123

Basic (Loss) per common share - Note 5                            $      (0.01)            $      (0.01)
Diluted (Loss) per common share - Note 5                          $      (0.01)            $      (0.01)



                      The accompanying notes are an integral part of these financial statements.




                                                      QLINKS AMERICA, INC.
                                                (A Development Stage Company)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (unaudited)


                                         Number of       Common Stock        Additional       Retained Earnings
                                       Common Shares     (no par value)   {Paid-in Capital         (Deficit)            Total
                                     ----------------------------------------------------------------------------------------

 Balance, December 31, 2006               18,691,680       $      -          $ 2,456,504         $ (2,331,159)      $ 125,345
Issuance of stock for cash                    90,000              -               45,000                    -          45,000
Stock compensation                                 -              -               83,258                    -          83,258
Net (loss)                                         -              -                    -             (270,545)       (270,545)
                                     ----------------------------------------------------------------------------------------
 Ending balance, March 31, 2007           18,781,680       $      -          $ 2,584,762         $ (2,601,704)      $ (16,942)
                                     ========================================================================================


                               The accompanying notes are an integral part of these financial statements.





                                               QLINKS AMERICA, INC.
                                          (A Development Stage Company)
                                           STATEMENTS OF CASH FLOWS
                                                   (unaudited)

                                                                     Three-Months Ended March 31,
                                                                     2007                  2006
                                                                  ----------             ---------

Cash flow from operating activities:
Net Loss                                                          $(270,545)             $(108,726)
Gain from discontinued operations                                  (198,286)               (28,067)
                                                                  ---------              ---------
Loss from continuing operations                                    (468,831)              (136,793)
Adjustments to reconcile net loss to net cash
 provided (used) by operations:
Depreciation                                                         14,799                  3,015
Non-cash interest expense (including note payable discount)          26,413                  5,968
Amortization of technology and licenses                              47,230                 47,232
(Gain) on sale of fixed assets                                           50                   --

Changes in operating assets and liabilities:
Decrease in prepaid expenses                                          3,486                   --
Decrease in other current assets                                       --                    1,000
(Increase) in other assets                                             --                  (13,648)
(Decrease) in accounts payable                                     (129,191)                  --
Increase (decrease) in accrued liabilities                           38,580                   --
Increase in accrued compensation                                      8,750                 35,000
Net effect of discontinued operations                                  --                  (36,327)
                                                                  ---------              ---------
Net cash provided (used) by operating activities                   (458,714)               (94,553)

Cash flow from investing activities:
Sale of fixed assets                                                  2,083                   --
                                                                  ---------              ---------
Net cash provided (used) by investing activities                      2,083                   --

Cash flow from financing activities:
Proceeds from issuance of notes payable                             370,000                100,000
Payments of notes payable                                          (108,874)                (2,475)
Conversion of accounts payable to notes payable (non-cash)           64,750                   --
Proceeds from sale of stock                                          45,000                   --
                                                                  ---------              ---------
Net cash flow provided (used) by financing activities               370,876                 97,525

                                                                  ---------              ---------
Net increase (decrease) in cash                                     (85,755)                 2,972

Cash, Beginning of Year/Period                                       89,115                 43,574
                                                                  ---------              ---------
Cash, End of Year/Period                                          $   3,360              $  46,546
                                                                  =========              =========

Cash paid for interest                                            $  28,267              $   1,761
Cash paid for income taxes                                             --                     --

Supplemental non-cash disclosures:
Conversion of accounts payable to notes payable                   $  64,750              $    --


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

          The predecessor to the current Company was Qlinks America, LLC, originally formed in 2001 as a Colorado Limited Liability Company owned by the current Chairman of Qlinks America, Inc., William R. Jones, and Office Technology Systems ("OTS").

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

          Interim Financial Statements. The accompanying unaudited financial statements of Qlinks have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-QSB and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited Qlinks financial statements included in this document have been prepared on the same basis as the annual financial statements, and in management's opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP and SEC regulations for complete financial statements. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB.

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

          Goodwill and Intangible Assets. We account for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Our reporting units are tested annually, in accordance with SFAS No. 142, as of June 30 to determine whether their carrying value exceeds their fair value. Should this be the case, the value of the goodwill may be impaired and written down. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If we determine the fair value of the goodwill is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.


Revenue recognition (Revenue included in discontinued operations)

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


Other Items

          Fair value of financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007 and December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

          Stock-based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123(Revised), Share-Based Payment ("SFAS 123R"). This statement replaced SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the modified prospective method of adoption, the Company is required to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and record compensation cost for all stock awards granted after January 1, 2006 and awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation costs associated with the vesting of unvested options outstanding at January 1, 2006 using the guidance under SFAS 123. From January 1, 2006, stock option grants and employee stock purchase plan purchases will be accounted for under SFAS 123R. The Company uses the Black-Scholes model to estimate the fair value of each option grant on the date of grant. This model requires the use of estimates for expected term of the options and expected volatility of the price of the Company's common stock.

          Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. It is the policy of the Company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method. Estimated useful lives range as follows:

                                                       Life (yrs)
                                                       ---------
          Office equipment                                  5
          Computer hardware                                 3
          Market equipment (kiosks and related)             3
          Furniture and fixtures                            5

          New Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not believe that that impact the adoption of FIN 48 will have on our financial statements will be material.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108,Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We have not completed our evaluation of the impact of this standard on our financial statements.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. We have not completed our evaluation of the impact of this standard on our financial statements.


(2) Accounts Receivable/Bad Debt

The Company's accounts receivable and related bad debt expense is as follows:


Accounts Receivable:                                  March 31,     December 31,
                                                           2007            2006
                                                      ---------     ------------

   Trade accounts receivable *                        $   8,838       $  43,184
   Other receivables **                                  72,000          72,000
                                                      -------------------------
       Total Accounts Receivable                         80,838         115,184
   Allowance for uncollectible accounts                 (74,209)        (74,209)
                                                      -------------------------
       Accounts Receivable, net                       $   6,629       $  40,975
                                                      =========================


Accounts Receivable:                                  March 31,     December 31,
                                                           2007            2006
                                                      -------------------------
   Trade accounts receivable *                        $   8,838       $  43,184
   Other receivables **                                  72,000          72,000
                                                      -------------------------
       Total Accounts Receivable                         80,838         115,184
   Allowance for uncollectible accounts                 (74,209)        (74,209)
                                                      -------------------------
       Accounts Receivable, net                       $   6,629       $  40,975
                                                      =========================

The Company incurred no bad debt expense for the three months ended March 31, 2007.

* - Trade accounts receivable does not include $37,568 of accounts receivable for Qlinks Media Group classified as Assets Held for Sale.

** - The Company paid a $72,000 deposit towards kiosk equipment for its market pilot in July 2006. The supplier of the kiosks did not meet delivery deadlines for the equipment and the purchase order was subsequently cancelled. The return of the deposit was demanded but not been received as of December 31, 2006. In the first quarter of 2007, the Company was notified that the supplier had ceased operations, declared bankruptcy and had transferred the purchase order to a French company. The Company is not confident that the deposit will be recovered and, as a result, has reclassified the deposit as a $72,000 receivable with an offsetting $72,000 allowance for uncollectible accounts as of December 31, 2006.


(3) Goodwill

          Changes in the carrying amounts of goodwill for the three months ended March 31, 2007 are as follows:

                                                                  Total
                                                                Goodwill
                                                                --------
Balance as of December 31, 2006                                 $678,504
    Additions/Changes                                                -0-
                                                                --------
Balance as of March 31, 2007                                    $678,504
                                                                ========

         The Company has not yet performed an annual goodwill impairment test as the transactions giving rise to goodwill were recorded in June 2006 and it was determined that goodwill was not impaired at March 31, 2007. Goodwill will be assessed for impairment at each reporting period end if certain events occurred indicating that an impairment may have occurred. No events have occurred that management believes may have impaired goodwill.


(4) Intangible Assets

          Identifiable intangibles are amortized over an estimated finite life of five years are stated at cost less accumulated amortization. The following table summarizes identifiable intangible assets:

                                           March 31, 2007                                December 31, 2006
                                           --------------                                -----------------
                                                                 Net                                             Net
                               Gross        Accumulated       Carrying         Gross        Accuulated        Carrying
Identifiable intangible        Amount       Amortization       Amount          Amount       Amortization       Amount
----------------------------------------------------------------------------------------------------------------------
Technology & Licenses         $729,150        $575,002        $154,148        $944,607        $588,818        $355,789
Technology & Licenses
   included in Assets
   Held for Sale               215,457          61,046         154,411               0               0               0
                              --------        --------        --------        --------        --------        --------

   Total                      $944,607        $636,048        $308,559        $944,607        $588,818        $355,789
                              ========        ========        ========        ========        ========        ========


          Amortization expense of identifiable intangible assets was $47,230 and $47,232 for the three months ended March 31, 2007 and 2006, respectively.

          Expected future amortization expense related to identifiable intangible assets based on carrying amounts as of March 31, 2007 is as follows (in thousands):

Period ending December 31,
-------------------------------------------------------------------------------

2007                                                                   $109,373
2008                                                                     45,045
                                                                       --------
Total                                                                  $154,148
                                                                       ========

(5) Earnings Per Common Share

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

                                                                 3/31/07                03/31/06
                                                                ---------              ---------

Notes payable - convertible to common stock                     2,361,836              1,525,000
Options - Key Personnel Stock Option Plan                         775,000                   --
Options - issued to consultants                                   250,000                500,000
Warrants - issued in connection with convertible notes          1,250,000              1,000,000
Warrants - issued in connection with $1.5 million Private         490,000                   --
   Offering Memorandum dated June 20, 2006
                                                                ---------              ---------
       Total common stock equivalents                           5,126,836              3,025,000
                                                                =========              =========


(6) Share-Based Compensation

          We adopted SFAS 123R effective January 1, 2006 using the modified prospective method. We did not have a previous method of accounting for the recognition of stock-based compensation arrangements as we did not have a stock option plan until January 2007 and, accordingly, did not recognize any stock compensation expense in previous periods.

          Our statements of operations from January 1, 2007 forward include charges for stock-based compensation. We recognized $83,258, or $0.004 per share, of compensation expense in the statement of operations for the three months ended March 31, 2007 and $0, or $0.00 per share, of compensation expense in the statement of operations for the three months ended March 31, 2006 with respect to our stock-based compensation plans. The following table summarizes stock-based compensation expenses recorded in the statements of operations:

                                                  Three               Three
                                              Months Ended        Months Ended
                                                March 31,           March 31,
                                                  2007                2006
                                              ------------        ------------

Compensation and benefits                       $83,258             $     0
                                                -------             -------
                                                $83,258             $     0
                                                =======             =======

          Stock Option Plan

          In January 2007 our stockholders approved the "Key Personnel Stock Option Plan" (the "Plan"). Initially, 2,000,000 shares were reserved for issuance under the Plan. Options issued under the Option Plan are at the discretion of the Board of Directors, including the vesting provisions of each stock option granted. Options are granted with an exercise price equal to the market price of our common stock on the date of grant and generally vest over four years.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The Black-Scholes model uses four assumptions to calculate the fair value of each option grant. The expected term of share options granted is derived using the simplified method prescribed by the SEC Staff Accounting Bulletin 107, "Share-Based Payment." The risk-free interest rate is based upon the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the stock options. The expected volatility is based upon historical volatility of our common stock over a period equal to the expected term of the stock options. The expected dividend yield is zero and is based upon historical and anticipated payment of dividends. The weighted-average assumptions used in the fair value calculations are as follows:

                                                      Three Months Ended
                                                          March 31,
                                                   2007             2006
                                                --------------------------
Expected term (years)                                5               *
Risk-free interest rate                            3.91%             *
Expected volatility                               89.45%             *
Expected dividend yield                             0%               *

------------------
*       None granted.

The following is a summary of stock option activity under the Plan for the three months ended March 31, 2007:

                                                                                       Weighted-
                                                                                        Average
                                                                       Weighted-       Remaining
                                                                        Average       Contractual
                                                     Number of         Exercise          Term
                                                      Shares            Price           (Years)
                                                     ---------        -----------     -----------
Options outstanding at December 31, 2006*                   0          $   0.00
   Options granted                                    775,000          $   0.50
   Less options forfeited                                   0          $   0.00
   Less options expired                                     0          $   0.00
   Less options exercised                                   0          $   0.00
                                                      -------          ---------          ----
Options outstanding at March 31, 2007                 775,000          $   0.50           6.19
                                                      =======          ========           ====
Options exercisable at March 31, 2007                 325,000          $   0.50           6.19
                                                      =======          ========           ====


*Beginning balance does not include 250,000 fully exercisable options granted in 2003 to a consultant as these options were issued prior to the "Key Personnel Stock Option Plan". The consultant became a full-time employee and officer of Qlinks on July 1, 2006.

          Pursuant to the terms of the Plan we granted options to purchase shares of the common voting stock of the corporation to six individuals on January 8, 2007. The options provide for the purchase of 775,000 shares of common voting stock at an exercise price of $0.50 per share. The options are exercisable in increments as they vest to each optionee. The options are exercisable for a period of five years from the date of the vesting of each increment.

          As of March 31, 2007, there was approximately $161,000 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.75 years.

          The deferred income tax benefits from stock options expense totaled approximately $32,000 and $0 for the three months ended March 31, 2007 and March 31, 2006, respectively.

          Cash received from stock option exercises for the three months ended March 31, 2007 and March 31, 2006 was $0 and $0, respectively.


(7) Debt

          The Company's debt consists of the following:

Short-Term Debt:
                                                         3/31/07       12/31/06
                                                       ----------     ----------

Short-Term Notes Payable                               $  827,534     $  600,000
Short-Term Notes Payable-Related Parties                  418,137        297,375
                                                       ----------     ----------
  Total Short-Term Notes Payable                       $1,245,671     $  897,375
                                                       ==========     ==========

Long-term debt:
                                                         3/31/07      12/31/06
                                                        ---------     ---------

Notes Payable*                                          $       0     $ 107,283
   Less: Current Portion                                        0       (17,783)
                                                        ---------     ---------
Long-term debt, excluding current portion               $       0     $  89,500
                                                        =========     =========

* Long-term debt at 3/31/07 was reclassified on the balance sheet to Liabilities Related to Assets Held for Sale as the debt is part of the Qlinks Media Group operating segment (See Note 13).

          Interest. Notes payable accrue interest at interest rates ranging from 6% to 14% per annum.

          Conversion. $921,735 of short-term notes payable (at March 31, 2007) are convertible to shares of the Company's common stock, with exercise prices ranging from $0.30 to $0.40 per share. In addition, certain notes payable also contain an additional conversion feature that provide additional warrants to purchase shares of the Company's common stock at $0.30 per share and $0.50 per share if the note is converted to common stock.

          The conversion options for notes payable expire from April 2007 through December 2007, depending on the terms of the note.

          Related Parties. See Note (10) for details of notes payable held by related parties.

The scheduled principal payments on the Company's notes payable are as follows:


              Year ending December 31,                    Amount
              ----------------------------------------------------
              2007                                    $ 1,245,671
                                                      -----------
                 Total                                $ 1,245,671
                                                      ===========


(8) Income Taxes

          The Company recorded a net income tax benefit of approximately $105,000 and $42,000 for the three months ended March 31, 2007 and 2006, respectively.

          As of March 31, 2007 and December 31, 2006, the Company continued to maintain a full valuation allowance on its net deferred tax asset as it determined it is more likely than not that the Company will not realize its deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. The Company assessed the realizability of its deferred tax assets using all available evidence. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company's results of operations and financial position.

          The Company has estimated net operating loss carryforwards aggregating $2,361,244 generated from February 18, 2003 (inception) through March 31, 2007, which expire through 2027. The deferred tax asset of approximately $921,000 related to this carryforward has been fully reserved.


The provision for income taxes consisted of the following:

Three-Months Ended March 31,                                       2007               2006
----------------------------------------------------------------------------------------------
Current:
    Federal (benefit) expense                                  $      --           $      --
    State (benefit) expense                                           --                  --
                                                               -------------------------------
Deferred:
    Federal (benefit) expense                                  $   (92,000)        $   (37,000)
    State (benefit) expense                                        (13,000)             (5,000)
                                                               -------------------------------
            Total Deferred                                        (105,000)            (42,000)
                                                               -------------------------------
    Total                                                      $  (105,000)        $   (42,000)
                                                               ===============================


Classification:
    Taxes on income from continuing operations                 $  (182,000)        $   (53,000)
    Taxes on income from discontinued operations                    77,000              11,000
                                                               -------------------------------
    Total                                                      $  (105,000)        $   (42,000)
                                                               ===============================


Three-Months Ended March 31,                                       2007                2006
----------------------------------------------------------------------------------------------

U.S. federal statutory rates                                         34.0%               34.0%
State income tax, net                                                 5.0%                5.0%
Alternative minimum tax                                               --                  --
Change in valuation allowance                                         --                  --
                                                               -------------------------------
Effective tax rate                                                   39.0%               39.0%
                                                               ===============================

          Temporary differences that give rise to a significant portion of the net deferred tax asset are as follows:

                                                                  3/31/07            12/31/06
----------------------------------------------------------------------------------------------
Deferred tax assets:
    Net operating loss carry forwards                              921,000             809,000
    Allowance for doubtful accounts                                 29,000              29,000
    Accrued compensation                                            45,000              42,000
    Depreciation                                                     2,000                --
    Amortization of intangibles                                     12,000              24,000
                                                               -------------------------------
Total deferred tax asset                                         1,009,000             904,000
                                                               -----------         -----------

Deferred tax liabilities:
    Valuation allowance                                         (1,009,000)           (904,000)
                                                               -------------------------------
Net deferred tax asset                                         $      --           $      --
                                                               ===============================


(9) Segment Information

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

          The Company currently operates its business as two operating segments based on business divisions: Qlinks Retail Group (QRG) and Qlinks Media Group
(QMG). Qlinks Media Group (QMG) is classified as Discontinued Operations as of March 31, 2007. Selected segment information is as follows:


                                                Three-Months Ended March 31,           Three-Months Ended March 31,
                                                            2007                                   2006
                                                            ----                                   ----
                                                   QRG                QMG               QRG                  QMG
                                              -------------------------------        -------------------------------
Revenue                                       $         0         $         0        $         0         $         0
     Cost of Revenue                                7,806                   0                  0                   0
                                              -------------------------------        -------------------------------
Gross Profit                                       (7,806)                  0                  0                   0
     Operating Expenses                           405,585                   0            129,063                   0
     Other Expense                                 55,440                   0              7,730                   0
                                              -------------------------------        -------------------------------
Net Income (Loss) from Continuing                (468,831)                  0           (136,793)                  0
Operations
Discontinued Operations:
      Income from Discontinued Ops                      0              20,562                  0              28,067
      Gain on Sale of Other Assets, net                 0             177,724                  0                   0
                                              -------------------------------        -------------------------------
Net Income (Loss)                             $  (468,831)        $   198,286        $  (136,793)        $    28,067
                                              ===============================        ===============================

Total Assets                                  $ 1,168,553         $   407,816        $   357,832         $   325,166


(10) Related party transactions


Amounts due to the Company's Chairman of the Board of Directors (and related parties) and Chief Executive Officer (and related parties) are as follows:
                                                                                             December 31,
                                                                       March 31, 2007            2006
                                                                       --------------        ------------
William R. Jones (and related parties) - Chairman of
the Board of Directors
   Deferred Compensation                                                 $ 20,000             $ 20,000
   Notes Payable                                                          289,659              272,375
                                                                         --------             --------
     Total                                                               $309,659             $292,375
                                                                         ========             ========
James O. Mulford (and related parties) - President and
Chief Executive Officer
   Deferred Compensation                                                 $ 31,250             $ 26,250

   Notes Payable*                                                         128,478              125,000
                                                                         --------             --------
     Total                                                               $159,728             $151,250
                                                                         ========             ========

Consulting Fees Earned by Related Parties
                                                                                             Three-months
                                                                     Three-months ended     ended March 31,
                                                                       March 31, 2007           2006
                                                                     ------------------    ----------------
James O. Mulford - President and Chief Executive Officer                 $      0             $ 30,000

          *includes notes payable to the Shine Foundation, a charitable giving trust of James O. Mulford. Mr. Mulford is the President of the Shine Foundation, but has no beneficial interest in the trust.

(11) Commitments and Contingencies

          Lease commitments. As of March 31, 2007, the Company leased two office spaces, as follows:

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

               In the event we sell our Qlinks Media Group division (See Note
               13) the Niceville, Florida lease will be assumed by the buyer.

Aggregate minimum rental commitments at March 31, 2007 under non-cancelable leases (Florida only) are summarized as follows:

          Year ending December 31, 2007                         11,925
          Year ending December 31, 2008                          5,300
                                                             ---------
               Total                                         $  17,225
                                                             =========

          Equipment leases. The Company leases equipment (computer server, kiosks and point of sale equipment) under non-cancelable operating leases. Lease terms range from 24-36 months and expire in fiscal 2008 and 2009. Future minimum commitments under non-cancelable operating leases as of March 31, 2007, are as follows:

          Year ending December 31, 2007                         33,732
          Year ending December 31, 2008                         32,976
          Year ending December 31, 2009                         13,528
                                                              --------
               Total                                          $ 80,236
                                                              ========

         Accrued compensation. The Company has entered into accrued compensation agreements with certain of its officers and senior management. These agreements specify that the compensation will be paid when cash flow is sufficient. These agreements also specify that the accrued compensation may also be settled with shares of the Company's common stock.


(12) Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its technology, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from February 18, 2003 (inception) through the period ended March 31, 2007 of $2,601,704. In addition, the Company's development activities since inception have been financially sustained through equity financing and the issuance of debt.

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


(13) Assets Held for Sale and Discontinued Operations

          During the three months ended March 31, 2007, the Company began activities to sell certain assets or businesses, which are classified as Assets Held for Sale on the Balance Sheets as of March 31, 2007 in accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets."

          In order to finance its continuing operations and execute its business plan, the Company intends to sell its Qlinks Media Group division. In connection with a sales plan, a gain of $177,724 was recorded, which represents the excess of the estimated fair value over the carrying value of the net assets to be purchased, less estimated costs to sell, and was included in Gains on Sales of Other Assets, net in the Statement of Operations.

          Negotiations for the sale of the Company's Qlinks Media Group division are on-going with prospective buyers and the Company received a $50,000 earnest money deposit from a prospective buyer on April 20, 2007. Management intends to complete the sale of Qlinks Media Group in May 2007. In the event that the Company agrees to dispose of assets at prices and more or less than their March 31, 2007 carrying value, additional gains or losses would be recorded.

          The operations of Qlinks Media Group division are separately reported as the "QMG" segment. See Note 9 - Segment information.

Summarized Balance Sheet Information for Assets Held For Sale (at March 31,
2007):


Current Assets                                                          $ 59,809
Fixed Assets, net                                                         15,872
Intangible Assets, net                                                   154,411
                                                                        --------

     Total Assets Held For Sale                                         $230,092
                                                                        ========


Current Liabilities, including current
   portion of long-term debt                                            $ 38,046
Long-Term Debt, net of current portion                                    84,770
                                                                        --------

     Total Liabilities associated with assets held for sale             $122,816
                                                                        ========


Summarized Statement of Operations Information for Discontinued Operations.

                                                                                          Unrealized Gain on
                                                        Operating Income                      Disposition
----------------------------------------------------------------------------------------------------------------
                                              Operating          Pre-Tax Operating       Pre-Tax Unrealized Gain
                                              Revenues              Income                    on Disposition
----------------------------------------------------------------------------------------------------------------

  Three-months ended March 31, 2007           $135,234              $20,562                    $177,724
  Three-months ended March 31, 2006           $144,656              $28,067                       -0-


The Company recorded a $177,724 Other Asset related to its pending sale of Qlinks Media Group. The amount will be adjusted upon completion of the sale transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Special Note About Forward-Looking Statements

          This Quarterly Report on Form 10-QSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about Qlinks America's industry, management's beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as "anticipates", "expects", "intends", "plans", "believes", "estimates", variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 under "Item 1A. Risk Factors" as well as additional risks described in this Form 10-QSB. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.


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

          Our Qlinks Media Group division (currently classified as Discontinued Operations in our financial statements due to an intended sale) operates a network of online communities providing a variety of e-commerce products and services for IT professionals. These online communities currently include the GeoCommunity(TM) and the Wireless Developer Network(TM). These two convergent online communities provide technical professionals with a valuable online source for geographic data, industry news, software, discussion forums, job postings, product research and other tools.

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

          We are a development stage company and as such we have not yet generated significant income from our operations. We have incurred significant losses to date that are a result of investment in our technology and solution set, completion of a 4th quarter 2006 market pilot, and on-goingmarket research.

We have been operating our business as two operating segments: Qlinks Retail Group (in-market advertising kiosks) and Qlinks Media Group (operation of two websites). Further information regarding our operating segments is contained in our financial statements included in Item 1 of this quarterly report.

Company Background

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

          Qlinks Media Group - Discontinued Operations. In order to finance its continuing operations and execute its business plan, the Company intends to sell the assets and operations of its Qlinks Media Group division (as discussed in Note 13 of Notes to the Unaudited Financial Statements). If the Company is successful in the sale of the assets and operations of its Qlinks Media Group division, it will impact the Company's future revenues.

          Global Envirotech, Inc. Merger/Acquisition. In June 2006, the Company acquired all of the issued and outstanding shares of Global Envirotech, Inc. ("Global") through a stock purchase and a stock exchange transaction ("The Agreement and Plan of Merger"). Global was merged into Qlinks by a statutory merger and the former shareholders of Global became shareholders of Qlinks.

          The shareholders of Global became minority shareholders of Qlinks. Qlinks continued to conduct its business and operations as the surviving company. 2,160,680 Global shares were exchanged for 2,160,680 shares of Qlinks common stock as a result of the Agreement and Plan of Merger, such shares are included in the outstanding shares reported in this Form 10-QSB.

RESULTS OF OPERATIONS (Three-months ended March 31st)

          We have not presented a table that presents the Company's unaudited statements of operations reflected as a percentage of total revenue as we did not have any revenue from continuing operations in the three months ended March 31, 2007 and 2006, respectively.

Revenue

          Total revenues from continuing operations were $0 and $0 for the three-months ended March 31, 2007 and 2006, respectively.


Cost of Goods Sold

          Total cost of goods sold were $7,806 and $0 for the three months ended March 31, 2007 and 2006, respectively. Cost of good sold consist of supplies and materials related to our electronic advertising kiosks and leasing costs for kiosks.

Operating Expenses

          Operating expenses for continuing operations were $405,585 and $129,063 for the three-months ended March 31, 2007 and 2006, respectively. The primary components of operating expenses were compensation and benefits and professional fees, $315,227, and depreciation and amortization, $62,029 for the three-months ended March 31, 2007. Increases in compensation and benefits and professional fees are the result of hiring additional employees in July of 2006.

Interest Expense

          Interest expense was $54,680 and $7,730 for the three months ended March 31, 2007 and 2006, respectively. The increase of $46,950 relates to an increase in debt incurred used to fund operating, research & development and market pilot costs.

Income Taxes

          We recorded net income tax benefit of approximately $105,000 and $42,000 for the three months ended March 31, 2007 and 2006 respectively. The net benefit during the three months ended March 31, 2007 relates to our losses from continuing operations ($182,000 benefit) and income from our discontinued operations ($77,000 expense) and consists of $92,000 for federal taxes and $13,000 for state taxes.

Summary

          The Company had a net loss on continuing operations in the three months ended March 31 of ($468,831) in 2007 compared to a net loss of ($136,793) in the same period in 2006. The net loss per share was ($.01) in the three months ended March 31, 2007 compared to ($.01) in the three months ended March 31, 2006.


CONTRACTUAL OBLIGATIONS AND COMMERICAL COMMITMENTS

          There have been no material changes to the contractual obligations as disclosed in our 2006 Annual Report on Form 10-KSB.

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


          We currently have a $1,500,000 Private Placement of common stock outstanding and anticipate that the increased liquidity from this private offering, additional debt and additional financing sources will be sufficient to expand our operations and marketing efforts, and to fund expected operational losses through December 2007. As of March 31, 2007 we had raised $245,000 related to this Private Offering and we anticipate conducting additional equity offerings and or debt issuances in 2007. The company will need to raise additional funds through the current Private Placement, additional debt and other financing sources in 2007 to continue to execute its business plan.

          Going Concern. The Company's audited financial statements for the year ended December 31, 2006 (on Annual Report Form 10-KSB) include the following "Going Concern" footnote, as follows:

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


LIQUIDITY AND CAPITAL RESOURCES

          As a development stage company, we have financed our operations through debt and equity transactions. At March 31, 2007, our principal sources of liquidity were approximately $3,000 in cash and approximately $6,600 in accounts receivable. During the 1st quarter 2007 we raised an additional $370,000 through the issuance of notes payable and $45,000 in proceeds from the sale of our common stock.

          The conversion option on the all of the Company's convertible notes expires in 2007, and there is no guarantee that the notes will be converted into Common Stock.

          The following table summarizes our statements of cash flows:

                                                         Three months ended
                                                             March 31,
                                                       2007              2006
                                                    ----------------------------
Cash provided (used) by:
  Operating activities                              $(458,714)        $ (94,553)
  Investing activities                                  2,083                 0
  Financing activities                                370,876            97,525
                                                    ----------------------------
    Net cash provided (used)                        $ (85,755)        $   2,972
                                                    ============================


          We believe that our current cash and cash equivalents, together with anticipated cash flow from our current Private Placement, additional debt and other financing sources in 2007 will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. To execute our business plan and sustain operations, we will need to continue to fund the Company through the current Private Placement and additional equity offerings in 2007. In making this assessment we considered the following:

          o    Our cash and cash equivalents balance at March 31, 2007.

          o The availability under our revolving credit facility at March 31, 2007.

          o Cash provided from the planned sale of our Qlinks Media Group division.

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

Revenue Recognition (included in discontinued operations)

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


Other Items

          Fair value of financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007 and December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.


Stock-based Compensation

          We accounted for stock-based compensation in accordance with SFAS 123R effective January 1, 2006. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected term of options, expected dividends and expected volatility of the stock price of our common stock. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be significantly impacted.

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

ITEM 3.  CONTROLS AND PROCEDURES


          a. Evaluation of Disclosure Controls and Procedures:

          Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report March 31, 2007 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation March 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.


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


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

          From time to time the Company may be involved in various legal proceedings arising in the normal course of business operations. We are not currently engaged in any legal proceedings that would have a material effect on our business, financial condition or results of operations.


Item 1A.  Risk Factors

          This Quarterly Report on Form 10-QSB should be read in conjunction with the risk factors defined in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under "Item 1A. Risk Factors."


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.  Defaults upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6. Exhibits

          (a) Exhibits

                   Exhibit 31.1 - Certification pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002

                   Exhibit 31.2 - Certification pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002

                   Exhibit 32.1 - Certification pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002

                   Exhibit 32.2 - Certification pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 11, 2007                         /s/  James O. Mulford
                                           -------------------------------------
                                           James O. Mulford
                                           President and Chief Executive Officer