Form 10QSB
period 2007-06-30
QLINKS AMERICA, INC.
filed 2007-08-13
CIK 1216014

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(D)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from to
                         Commission File Number: 0-24081

                              QLINKS AMERICA, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Colorado                                       90-0138998
                   --------                                       ----------
  (State or other jurisdiction of incorporation                (I.R.S. Employer
                 or organization)                            Identification No.)

           112 N. Rubey Drive, Suite 180                            80403
                  Golden, Colorado
      (Address of principal executive offices)                    (Zip Code)

                                 (303) 328-3290
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No [X]

As of August 10, 2007 there were 18,781,680 shares outstanding of Registrant's Common Stock (no par value).

Transitional Small Business format  Yes |_|  No [X]



                                             QLINKS AMERICA, INC.
                                     Quarterly Report on Form 10-QSB
                                                June 30, 2007
                                              Table of Contents

                                      PART I - FINANCIAL INFORMATION
Item 1    Financial Statements
          Qlinks Balance Sheets as of June 30, 2007 (unaudited) and December 31,
          2006 Qlinks Statements of Operations for the Three and Six Months
          Ended June 30, 2007 and 2006
             (Unaudited)
          Qlinks Statements of Changes In Stockholders' Equity for the Six Months Ended June 30,
             2007 (Unaudited)
          Qlinks Statements of Cash Flows for the Six Months Ended June 30, 2007 (unaudited) and
             2006
          Notes to Unaudited Qlinks Financial Statements
Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3    Quantitative and Qualitative Disclosures About Market Risk
Item 4    Controls and Procedures

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

Signature




                                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
                                              QLINKS AMERICA, INC.
                                        (A Development Stage Company)
                                               BALANCE SHEETS
                                                 (unaudited)

                                                                 June 30, 2007         December 31, 2006
                                                                 -------------         -----------------
ASSETS
Current Assets
         Cash                                                     $    57,269             $    89,115
         Accounts Receivable, net (Note 2)                               --                    40,975
         Prepaid Expenses                                              34,161                  46,006
                                                                  -----------             -----------
   Total Current Assets                                                91,430                 176,096
                                                                  -----------             -----------
Fixed Assets
Fixed Assets - Cost                                                   352,831                 375,600
        Accumulated Depreciation                                      (86,018)                (66,730)
                                                                  -----------             -----------
   Fixed Assets, Net                                                  266,813                 308,870
                                                                  -----------             -----------
Amortizable Intangible Assets (Note 4)
         Technology & Licenses                                        729,150                 944,607
         Accumulated Amortization                                    (611,460)               (588,818)
                                                                  -----------             -----------
   Amortizable Intangible Assets, net                                 117,690                 355,789
                                                                  -----------             -----------
Other Assets
        Goodwill (Note 3)                                             678,504                 678,504
        Deposits                                                        2,792                   1,988
                                                                  -----------             -----------
   Total Other Assets                                                 681,296                 680,492
                                                                  -----------             -----------

TOTAL ASSETS                                                      $ 1,157,221             $ 1,521,247
                                                                  ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
      Current Liabilities
        Accounts Payable                                          $    15,011             $   153,841
        Accrued Liabilities                                            25,285                  71,496
        Unpaid Compensation                                           100,750                 107,000
        Accrued Interest                                               18,145                  14,805
        Notes Payable - Short Term (Note 7)                         1,291,994                 941,477
        Current Portion - Long Term Debt (Note 7)                        --                    17,783
                                                                  -----------             -----------
        Total Current Liabilities                                   1,451,185               1,306,402
                                                                  -----------             -----------
      Long Term Liabilities
        Long-Term Debt, net of current portion (Note 7                   --                    89,500
                                                                  -----------             -----------
      Total Long Term Liabilities                                        --                    89,500
                                                                  -----------             -----------
   Total Liabilities                                                1,451,185               1,395,902
   Stockholders' Equity
Common Stock, no par value (100,000,000 shares authorized,
18,781,680 and 18,691,680 outstanding as of June 30, 2007
 and December 31, 2006, respectively)                                    --                      --
      Additional Paid in Capital                                    2,598,503               2,456,504
      Retained Earnings (Deficit)                                  (2,892,459)             (2,331,159)
                                                                  -----------             -----------
   Total Stockholders' Equity                                        (293,956)                125,345
                                                                  -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,157,229             $ 1,521,247
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




                                                          QLINKS AMERICA, INC.
                                                     (A Development Stage Company)
                                                       STATEMENTS OF OPERATIONS
                                                                 (unaudited)


                                                                       Six Months Ended                Three Months Ended
                                                             June 30, 2007    June 30, 2006    June 30, 2007    June 30, 2006
                                                             -------------    -------------    -------------    ---------------

 Total Revenue                                               $       --       $       --       $       --       $       --

 Cost of Revenue
    Equipment Leasing                                              16,269             --              8,602             --
    Merchant Services                                                --               --               --               --
    Supplies and Materials                                            259             --                120             --
                                                             ------------     ------------     ------------     ------------
 Total Cost of Revenue                                             16,528             --              8,722             --
                                                             ------------     ------------     ------------     ------------
 Gross Profit                                                     (16,528)            --             (8,722)            --

 Expenses
    Compensation, Benefits & Professional Fees                    481,680          137,148          166,453          107,148
    Depreciation & Amortization                                   113,077           99,835           51,049           49,588
    Research & Development                                            954           70,477            1,171           35,477
    Travel & Entertainment                                         20,164           11,393            1,430            8,463
    Office & Facility                                              15,388           11,930            7,175            8,977
    Advertising & Promotion                                        10,575              432            9,865             --
    Commissions & Fees                                               --              7,500             --               --
    Bad Debts                                                      (2,209)            --             (2,209)            --
                                                             ------------     ------------     ------------     ------------
 Total Expenses                                                   639,629          338,715          234,934          209,653

Loss from Continuing Operations                                  (656,157)        (338,715)        (243,656)        (209,653)

 Other Expense
 Interest Expense                                                 106,779            8,207           52,098              478
 Loss on Sale of Fixed Assets                                          50             --               --               --
 Taxes & Licenses                                                     710             --               --               --
 Income Tax Benefit (Note 8)                                         --               --               --               --
                                                             ------------     ------------     ------------     ------------
 Total Other Expenses                                             107,539            8,207           52,098              478

 Net Loss from continuing operations                             (763,696)        (346,922)        (295,754)        (210,131)

 Discontinued Operations
 Income from Discontinued Operations (note 13)                     26,514           69,618            5,951           41,552
 Realized Gain on Sale of Other Assets, net  (note 13)            175,882             --            175,882
                                                             ------------     ------------     ------------     ------------
 Net Income from Discontinued Operations                          202,396           69,618          181,833           41,552

                                                             ------------     ------------     ------------     ------------
 Net Loss                                                    $   (561,300)    $   (277,304)    $   (113,921)    $   (168,579)
                                                             ============     ============     ============     ============

 Weighted average common shares outstanding-basic              18,781,680       14,210,886       18,781,680       14,210,886
 Weighted average common shares outstanding-fully diluted      18,781,680       14,210,886       18,781,680       14,210,886

Basic (Loss) per common share - Note 5                       $      (0.03)    $      (0.02)    $      (0.01)    $      (0.01)
Diluted (Loss) per common share - Note 5                     $      (0.03)    $      (0.02)    $      (0.01)         %(0.01)


                                 The accompanying notes are an integral part of these financial statements.






                                                   QLINKS AMERICA, INC.
                                             (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS
                                                       (unaudited)


                                                                           Six-Months Ended June 30,
                                                                          2007                   2006
                                                                        ---------              --------

Cash flow from operating activities:
Net Loss                                                                $(561,300)             $(277,304)
Net income from discontinued operations                                  (202,396)                  --
                                                                        ---------              ---------
Loss from continuing operations                                          (763,696)              (277,304)
Adjustments to reconcile net loss to net cash
provided (used) by operations:
   Depreciation                                                            29,389                  9,269
   Non-cash interest expense (including note payable discount              39,630                 36,591
   Non-cash stock compensation expense                                     96,999                   --
   Bad debt expense                                                        (2,209)                  --
   Amortization of technology and licenses                                 83,688                 94,460

Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                               6,629                (21,059)
   (Increase) decrease in prepaid expenses                                 11,846               (309,197)
   (Increase) decrease in other assets                                       (804)                 1,000
   Increase (decrease) in accounts payable                               (138,629)               331,243
   Increase (decrease) in accrued liabilities                             (13,119)                23,915
   Increase (decrease) in accrued compensation                             (6,250)                40,000
   Net effect of discontinued operations                                   58,548                   --
                                                                        ---------              ---------
Net cash provided (used) by operating activities                         (597,978)               (71,082)

Cash flow from investing activities:
   Purchase of fixed assets                                                  --                  (21,375)
   Sale of fixed assets                                                     2,083                   --
   Cash paid for acquisition of Global Envirotech, Inc.                      --                  (30,000)
                                                                        ---------              ---------
Net cash provided (used) by investing activities                            2,083                (51,375)

Cash flow from financing activities:
   Proceeds from issuance of notes payable                                370,000                400,000
   Payments of notes payable                                             (118,375)               (33,575)
   Conversion of accounts payable to notes payable (non-cash)              64,750                   --
   Proceeds from sale of stock                                             45,000                   --
   Proceeds from sale of Qlinks Media Group                               285,000                   --
                                                                        ---------              ---------
Net cash flow provided (used) by financing activities                     646,375                366,425
                                                                        ---------              ---------
Net increase (decrease) in cash                                            50,480                243,968

Cash, Beginning of Year/Period                                              6,789                 43,574
                                                                        ---------              ---------
Cash, End of Year/Period                                                $  57,269              $ 287,542
                                                                        =========              =========


Cash paid for interest                                                  $  67,149              $  21,268
Cash paid for income taxes                                                   --                     --

Supplemental non-cash disclosures:
Conversion of accounts payable to notes payable                         $  64,750              $    --
Conversion of notes payable to equity                                        --                   75,000
Purchase of common stock from unpaid compensation                            --                   60,000


                The accompanying notes are an integral part of these financial statements.




                                              QLINKS AMERICA, INC.
                                          (A Development Stage Company)
                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   (unaudited)


                                       Number of     Common Stock    Additional        Retained Earnings
                                     Common Shares   (no par value)  Paid-In Capital       (Deficit)          Total
                                   -------------------------------------------------------------------------------------

Balance, December 31, 2006             18,691,680        $--          $ 2,456,504        $(2,331,159)        $   125,345
  Issuance of stock for cash               90,000         --               45,000               --                45,000
  Stock compensation                         --                              --               96,999              96,999
  Net (loss)                                 --           --                 --             (561,300)           (561,300)
                                   -------------------------------------------------------------------------------------
Ending balance, June 30, 2007          18,781,680        $--          $ 2,598,503        $(2,892,459)        $  (293,956)
                                   =====================================================================================



                            The accompanying notes are an integral part of these financial statements.

                                                                    6

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

         Company Overview. Qlinks America, Inc. is a development stage company that delivers a technology-based, loyalty and advertising solution within existing Communities of Interest (COI) to increase revenues and profits for consumer packaged goods (CPG) retailers, distributors, and manufacturers.

         The Company's suite of targeted advertising, electronic loyalty and coupon products and solutions enables the (1) electronic distribution of advertisements and promotions on both a mass and targeted basis, (2) delivery of advertisements, coupons and promotions "in-market" near the point of purchase or sale, as well as "in-home" via print and Internet, and (3) secure and accurate backend processing, settlement and reporting for both electronic and paper-based loyalty and coupon promotions. This solution set is replicable within several COI (nationally and internationally), providing anticipated revenue and profit growth for Qlinks America and its' business partners.

         Interim Financial Statements. The accompanying unaudited financial statements of Qlinks have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-QSB and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited Qlinks financial statements included in this document have been prepared on the same basis as the annual financial statements, and in management's opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP and SEC regulations for complete financial statements. The results for the six months ended June 30, 2007 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB.

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

         Goodwill and Intangible Assets. We account for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Our reporting units are tested annually, in accordance with SFAS No. 142, as of July 1 to determine whether their carrying value exceeds their fair value. Should this be the case, the value of the goodwill may be impaired and written down. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If we determine the fair value of the goodwill is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.


Revenue recognition ( Revenue included in discontinued operations)

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


Other Items

         Fair value of financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007 and December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.


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

         Recent Accounting Pronouncements - In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (the "fair value option"). Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for us beginning January 1, 2008. We are currently assessing the impact of SFAS 159.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. We have not completed our evaluation of the impact of this standard on our consolidated financial statements or our future estimates of fair value.


(2) Accounts Receivable/Bad Debt

The Company's accounts receivable and related bad debt expense is as follows:


Accounts Receivable:                           June 30, 2007   December 31, 2006
                                               ---------------------------------

   Trade accounts receivable                     $       0       $  43,184
   Other receivables *                              72,000          72,000
                                                 ---------       ---------
       Total Accounts Receivable                    72,000         115,184
   Allowance for uncollectible accounts            (72,000)        (74,209)
                                                  ---------       ---------
       Accounts Receivable, net                  $       0       $  40,975
                                                 =========       =========


The Company incurred no bad debt expense for the six months ended June 30, 2007.

* - The Company paid a $72,000 deposit towards kiosk equipment for its market pilot in July 2006. The supplier of the kiosks did not meet delivery deadlines for the equipment and the purchase order was subsequently cancelled. The return of the deposit was demanded but not been received as of December 31, 2006. In the first quarter of 2007, the Company was notified that the supplier had ceased operations, declared bankruptcy and had transferred the purchase order to a French company. The Company is not confident that the deposit will be recovered and, as a result, has reclassified the deposit as a $72,000 receivable with an offsetting $72,000 allowance for uncollectible accounts as of December 31, 2006.

(3) Goodwill

         Changes in the carrying amounts of goodwill for the six months ended June 30, 2007 are as follows:

                                                                         Total
                                                                        Goodwill
                                                                        --------
Balance as of December 31, 2006                                         $678,504
    Additions/Changes                                                        -0-
                                                                        --------
Balance as of June 30, 2007                                             $678,504
                                                                        ========

         The Company has not yet performed an annual goodwill impairment test as the transactions giving rise to goodwill were recorded in June 2006 and it was determined that goodwill was not impaired at June 30, 2007. Goodwill will be assessed for impairment at each reporting period end if certain events occurred indicating that an impairment may have occurred. No events have occurred that management believes may have impaired goodwill.


(4) Intangible Assets

         Identifiable intangibles are amortized over an estimated finite life of five years are stated at cost less accumulated amortization. The following table summarizes identifiable intangible assets:


                                           June 30, 2007                                   December 31, 2006
                                           -------------                                   -----------------
                                                                 Net                                              Net
                                Gross        Accumulated       Carrying         Gross         Accumulated       Carrying
Identifiable intangible        Amount       Amortization       Amount          Amount        Amortization       Amount
-----------------------------------------------------------------------------------------------------------------------

Technology & Licenses          $729,150        $611,460        $117,690        $944,607        $588,818        $355,789
                               --------        --------        --------        --------        --------        --------
   Total                       $729,150        $611,460        $117,690        $944,607        $588,818        $355,789
                               ========        ========        ========        ========        ========        ========


         Amortization expense of identifiable intangible assets was $83,688 and $94,461 for the six months ended June 30, 2007 and 2006, respectively. The $215,457 decrease in gross amount of Technology and Licenses from December 31, 2006 to June 30, 2007 is due to the May 2007 sale of our Qlinks Media Group.

         Expected future amortization expense related to identifiable intangible assets based on carrying amounts as of June 30, 2007 is as follows (in thousands):

 Period ending December 31,
--------------------------------------------------------------------------------

2007                                                                    $ 72,915
2008                                                                      44,775
                                                                        --------

Total                                                                   $117,690
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


                                                                  6/30/07               06/30/06
                                                                 ---------              ---------

Notes payable - convertible to common stock                      2,361,836              1,525,000
Options - Key Personnel Stock Option Plan                          475,000                   --
Options - issued to consultants                                    250,000                500,000
Warrants - issued in connection with $1.5 million Private          490,000                   --
   Offering Memorandum dated June 20, 2006
                                                                 ---------              ---------
       Total common stock equivalents                            3,576,836              2,025,000
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

         Our statements of operations from January 1, 2007 forward include charges for stock-based compensation. We recognized $96,999, or $0.005 per share, of compensation expense in the statement of operations for the six months ended June 30, 2007 and $0, or $0.00 per share, of compensation expense in the statement of operations for the six months ended March 31, 2006 with respect to our stock-based compensation plans. The following table summarizes stock-based compensation expenses recorded in the statements of operations:

                                                 Six                           Six
                                             Months Ended                  Months Ended
                                               June 30,                      June 30,
                                                 2007                          2006
                                             ------------                  ------------

Compensation and benefits                       $96,999                      $     0
                                                -------                      -------
                                                $96,999                      $     0
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

                                                    Six Months Ended
                                                        June 30,
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

-------------
* None granted.





The following is a summary of stock option activity under the Plan for the six months ended June 30, 2007:

                                                                                  Weighted-
                                                                                   Average
                                                                    Weighted-     Remaining
                                                                    Average     Contractual
                                                      Number of     Exercise        Term
                                                       Shares        Price         (Years)
                                                     ------------  -----------  ------------
Options outstanding at December 31, 2006*                      0   $     0.00
   Options granted                                       775,000         0.50
   Less options forfeited                              (300,000)         0.00
   Less options expired                                        0         0.00
   Less options exercised                                      0         0.00
                                                     ------------  -----------  ------------
Options outstanding at June 30, 2007                     475,000   $     0.50          5.94
                                                     ============  ===========  ============
Options exercisable at June 30, 2007                     225,000   $     0.50          5.94
                                                     ============  ===========  ============


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


         As of June 30, 2007, there was approximately $148,000 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.50 years.

         The deferred income tax benefits from stock options expense totaled approximately $38,000 and $0 for the six months ended June 30, 2007 and June 30, 2006, respectively.

         Cash received from stock option exercises for the six months ended June
30, 2007 and March 31, 2006 was $0 and $0, respectively.


(7) Debt

         The Company's debt consists of the following:

Short-Term Debt:
                                                                   6/30/07                   12/31/06
                                                                 ----------                 ----------

Short-Term Notes Payable                                         $  885,774                 $  644,102

Short-Term Notes Payable-Related Parties                            406,220                    297,375
                                                                 ----------                 ----------
  Total Short-Term Notes Payable                                 $1,291,994                 $  941,477
                                                                 ==========                 ==========


Long-term debt:

                                                                   6/30/07                   12/31/06
                                                                 ----------                 ----------

Notes Payable                                                    $        0                 $  107,283
   Less: Current Portion                                                  0                    (17,783)
                                                                 ----------                 ----------
Long-term debt, excluding current portion                        $        0                 $   89,500
                                                                 ==========                 ==========


         Interest. Notes payable accrue interest at interest rates ranging from 6% to 14% per annum.

         Conversion. $918,735 of short-term notes payable (at June 30, 2007) are convertible to shares of the Company's common stock, with exercise prices ranging from $0.30 to $0.40 per share.






         The conversion options for notes payable expire from July 2007 through December 2007, depending on the terms of the note.

         Related Parties. See Note (10) for details of notes payable held by related parties.

The scheduled principal payments on the Company's notes payable are as follows:

Year ending December 31,                                   Amount
-----------------------------------------------------------------------

2007                                                  $       1,291,994
                                                      ------------------
  Total                                               $       1,291,994
                                                      ==================


(8) Income Taxes

         The Company recorded a net income tax benefit of approximately $218,000 and $80,000 for the six months ended June 30, 2007 and 2006, respectively.

         As of June 30, 2007 and December 31, 2006, the Company continued to maintain a full valuation allowance on its net deferred tax asset as it determined it is more likely than not that the Company will not realize its deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. The Company assessed the realizability of its deferred tax assets using all available evidence. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company's results of operations and financial position.

            The Company has estimated net operating loss carryforwards aggregating $2,646,237 generated from February 18, 2003 (inception) through June
30, 2007, which expire through 2027. The deferred tax asset of approximately
$1,122,000 related to this carryforward has been fully reserved.

The provision for income taxes consisted of the following:

Six-Months Ended March 31,                                            2007                    2006
-----------------------------------------------------------------------------------------------------

Current:

    Federal (benefit) expense                                      $    --                  $    --
    State (benefit) expense                                             --                       --
                                                                   ---------                ---------
Deferred:
    Federal (benefit) expense                                      $(190,000)               $ (70,000)
    State (benefit) expense                                          (28,000)                 (10,000)
                                                                   ---------                ---------
            Total Deferred                                          (218,000)                 (80,000)
                                                                   ---------                ---------
    Total                                                          $(218,000)               $ (80,000)
                                                                   =========                =========


Classification:
    Taxes on income from continuing operations                     $(297,000)               $ (80,000)
    Taxes on income from discontinued operations                      79,000                     --
                                                                   ---------                ---------
    Total                                                          $(218,000)               $ (80,000)
                                                                   =========                =========





Three-Months Ended March 31,                                          2007                    2006
-----------------------------------------------------------------------------------------------------

U.S. federal statutory rates                                            34.0%                    34.0%
State income tax, net                                                    5.0%                     5.0%
Alternative minimum tax                                                   --                      --
Change in valuation allowance                                             --                      --
                                                                  ----------                ---------
Effective tax rate                                                      39.0%                    39.0%
                                                                  ==========                =========

       Temporary differences that give rise to a significant portion of the net deferred tax asset are as follows:

                                                                    6/30/07                 12/31/06
-----------------------------------------------------------------------------------------------------

Deferred tax assets:
    Net operating loss carry forwards                              1,032,000                 376,741
    Allowance for doubtful accounts                                   28,000                       -
    Accrued compensation                                              39,000                       -
    Gain on sale of discontinued operations                           21,000                       -
    Gain on sale of assets                                             1,000                       -
    Depreciation                                                       3,000                   6,964
    Amortization of intangibles                                       (2,000)                 62,898
                                                                  ----------                --------
Total deferred tax asset                                           1,122,000                 446,603
                                                                  ----------                --------

Deferred tax liabilities:
    Valuation allowance                                           (1,122,000)                (446,603)
                                                                  ----------                ---------
Net deferred tax asset                                            $      -                  $       -
                                                                  ==========                =========


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

         The Company has historically operated its business as two operating segments based on business divisions: Qlinks Retail Group (QRG) and Qlinks Media
Group (QMG). Qlinks Media Group (QMG) was classified as Discontinued Operations as of March 31, 2007 and was sold in May 2007. Selected segment information is as follows:

                                                    Six-Months Ended June 30,           Six-Months Ended June 30,
                                                             2007                                2006
                                                             ----                                ----

                                                   QRG                QMG                 QRG                 QMG
                                               -------------------------------        -------------------------------

Revenue                                        $         0         $         0        $         0         $         0
     Cost of Revenue                                16,528                   0                  0                   0
                                               -------------------------------        -------------------------------
Gross Profit                                       (16,528)                  0                  0                   0
     Operating Expenses                            639,629                   0            338,715                   0
     Other Expense                                 107,539                   0              8,207                   0
                                               -------------------------------        -------------------------------
Net Income (Loss) from Continuing                 (763,696)                  0           (346,922)                  0
Operations
Discontinued Operations:
      Income from Discontinued Ops.                      0              26,514                  0              69,618
      Gain on Sale of Other Assets, net                  0             175,882                  0                   0
                                               -------------------------------        -------------------------------
Net Income (Loss)                              $  (763,696)        $   202,396        $  (346,922)        $    69,618
                                               ===============================        ===============================

Total Assets                                   $ 1,157,229         $         0        $ 1,470,717         $   347,051



(10) Related party transactions

Amounts due to the Company's Chairman of the Board of Directors (and related parties) and Chief Executive Officer (and related parties) are as follows:






                                                                                                December 31,
                                                                       June 30, 2007               2006
                                                                       -------------            ------------

William R. Jones (and related parties) - Chairman of the
Board of Directors
   Deferred Compensation                                                  $ 20,000               $ 20,000
   Notes Payable                                                           277,742                272,375
                                                                          --------               --------
     Total                                                                $297,742               $292,375
                                                                          ========               ========
James O. Mulford (and related parties) - President and
Chief Executive Officer
   Deferred Compensation                                                  $ 26,250               $ 26,250

   Notes Payable*                                                          128,478                125,000
                                                                          --------               --------
     Total                                                                $154,728               $151,250
                                                                          ========               ========

Consulting Fees Earned by Related Parties

                                                                    Six-months ended         Six-months ended
                                                                       June 30, 2007           June 30, 2006
                                                                    ------------------------------------------
James O. Mulford - President and Chief Executive Officer                  $      0               $ 60,000


*includes notes payable to the Shine Foundation, a charitable giving trust of James O. Mulford. Mr. Mulford is the President of the Shine Foundation, but has no beneficial interest in the trust.


(11) Commitments and Contingencies

     Lease commitments. As of June 30, 2007, the Company leased two office spaces, as follows:

1. Corporate headquarters located in Highlands Ranch, Colorado on a short-term lease at $803 per month through August 17, 2007. This lease will not be renewed beyond August 17, 2007.

2. Office space located in Golden, Colorado on a month-to-month basis at $500 per month with 60 days notice to terminate lease. The Company terminated this lease effective August 31, 2007.

Aggregate minimum rental commitments at June 30, 2007 under non-cancelable leases are summarized as follows:

                 Year ending December 31, 2007                     $      1,243
                                                                   ------------
                      Total                                        $      1,243
                                                                   ============

         Equipment leases. The Company leases equipment (computer server, kiosks and point of sale equipment) under non-cancelable operating leases. Lease terms range from 24-36 months and expire in fiscal 2008 and 2009. Future minimum commitments under non-cancelable operating leases as of June 30, 2007, are as follows:

                 Year ending December 31, 2007                     $     12,438
                 Year ending December 31, 2008                           23,476
                 Year ending December 31, 2009                           13,528
                                                                   ------------
                      Total                                        $     49,442
                                                                   ============

         Accrued compensation. The Company has entered into accrued compensation agreements with certain of its officers and senior management. These agreements specify that the compensation will be paid when cash flow is sufficient. These agreements also specify that the accrued compensation may also be settled with shares of the Company's common stock.






(12)    Going Concern


         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its technology, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from February
18, 2003 (inception) through the period ended June 30, 2007 of $2,892,459. In addition, the Company's development activities since inception have been financially sustained through equity financing and the issuance of debt.

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


(13)     Assets Held for Sale and Discontinued Operations

         During the quarter ended June 30, 2007, the Company completed its sale of certain assets or businesses, which were classified as Assets Held for Sale on the Balance Sheets as of March 31, 2007 in accordance with SFAS No. 144,
"Accounting for the Impairment of Disposal of Long-Lived Assets."

         In order to finance its continuing operations and execute its business plan, the Company sold its Qlinks Media Group division. In connection with a sales plan, a gain of $177,724 was recorded during the three months ended March
31, 2007, which represents the excess of the estimated fair value over the carrying value of the net assets to be purchased, less estimated costs to sell, and was included in Gains on Sales of Other Assets, net in the Statement of Operations.

         Management completed the sale of Qlinks Media Group in May 2007. Due to differences in carrying values of assets between March 31, 2007 and the sale date, a decrease to the gain was recorded of $1,842, resulting in an Unrealized
Gain on Sale of Other Assets of $175,882.

         The operations of Qlinks Media Group division are separately reported as the "QMG" segment. See Note 9 - Segment information.


Summarized Statement of Operations Information for Discontinued Operations.
----------------------------------------------------------- ------------------------------------------ --------------------------
                                                                                                          Unrealized Gain on
                                                                        Operating Income                      Disposition
----------------------------------------------------------- ------------------------------------------ --------------------------

                                                              Operating     Pre-Tax Operating Income    Pre-Tax Unrealized Gain
                                                              Revenues                                      on Disposition
----------------------------------------------------------- -------------- --------------------------- --------------------------
              Six-months ended June 30, 2007                  $198,357              $26,514                    $175,882
              Six-months ended June 30, 2006                  $330,646              $69,618                       -0-


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


OVERVIEW

Introduction

         Qlinks America, Inc. ("we", "our", "us") is a development-stage company that plans to deliver technology-based, loyalty and advertising solutions within existing Communities of Interest ("COI") to increase revenues and profits for consumer packaged goods (CPG) retailers, distributors, and manufacturers.

         We intend to deliver a comprehensive suite of targeted advertising, electronic loyalty and coupon products and solutions that enable the (1) electronic distribution of advertisements and promotions on both a mass and targeted basis, (2) delivery of advertisements, coupons and promotions "in-market" near the point of purchase or sale, as well as "in-home" via print and Internet, and (3) secure and accurate backend processing, settlement and reporting for both electronic and paper-based loyalty and coupon promotions.

         Our 4th Quarter 2006 pilot, ongoing development and testing, and other market validation activities are intended to position us to deliver a multi-channel, targeted advertising solution for local shopping neighborhoods
(LSN) and to replicate this LSN model nationally.

         Our LSN business strategy is intended to achieve the following objectives:

          o Initiate and substantially increase our revenues and profits for 2008 and beyond;
          o Deliver a multi-channel advertising solution to local retailers that is cost-effective and provides a higher ROI than current alternatives;
          o Establish a strong coalition loyalty program among local buyers and sellers of products and services;
          o Position the Company for expanded targeted advertising solutions in 2008 and beyond.

         Our Qlinks Media Group division (classified as Discontinued Operations in our financial statements due to its sale on May 18, 2007) operated a network of online communities providing a variety of e-commerce products and services for IT professionals. These online communities currently include the GeoCommunity(TM) and the Wireless Developer Network(TM). These two convergent online communities provide technical professionals with a valuable online source for geographic data, industry news, software, discussion forums, job postings, product research and other tools.

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

         We are a development stage company and as such we have not yet generated significant income from our operations. We have incurred significant losses to date that are a result of investment in our technology and solution set, completion of a 4th quarter 2006 market pilot, and on-going market research.

         We have been operating our business as two operating segments: Qlinks Retail Group (technology-based, advertising and loyalty solutions) and Qlinks Media Group (operation of two websites, discontinued operations). Further information regarding our operating segments is contained in our financial statements included in Item 1 of this quarterly report.


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

         Qlinks Media Group - Discontinued Operations. In order to finance its continuing operations and execute its business plan, the Company sold the assets and operations of its Qlinks Media Group division in May 2007 (as discussed in Note 13 of Notes to the Unaudited Financial Statements).

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

RESULTS OF OPERATIONS (Six-months ended June 30th)

         We have not presented a table that presents the Company's unaudited statements of operations reflected as a percentage of total revenue as we did not have any revenue from continuing operations in the six months ended June 30, 2007 and 2006, respectively.

Revenue

          Total revenues from continuing operations were $0 and $0 for the six-months ended June 30, 2007 and 2006, respectively. All revenues during these periods are reflected in discontinued operations.

Cost of Revenue

         Total cost of goods sold were $16,528 and $0 for the six months ended June 30, 2007 and 2006, respectively. Cost of good sold consist of supplies and materials related to our electronic advertising kiosks and leasing costs for kiosks.

Operating Expenses

         Operating expenses for continuing operations were $639,629 and $338,715 for the six-months ended June 30, 2007 and 2006, respectively. The primary components of operating expenses were compensation and benefits and professional fees, $481,680, and depreciation and amortization, $113,077 for the six-months ended June 30, 2007. Increases in compensation and benefits and professional fees are the result of hiring additional employees in July of 2006.

Interest Expense

         Interest expense was $106,779 and $8,207 for the six months ended June 30, 2007 and 2006, respectively. The increase of $98,572 relates to an increase in debt incurred used to fund operating, research & development and market pilot costs.

Income Taxes

         We recorded net income tax benefit of approximately $218,000 and $80,000 for the six months ended June 30, 2007 and 2006 respectively. The net benefit during the six months ended June 30, 2007 relates to our losses from continuing operations ($297,000 benefit) and income from our discontinued operations ($79,000 expense) and consists of $190,000 for federal taxes and $28,000 for state taxes.

Summary

         The Company had a net loss on continuing operations in the six months ended June 30 of ($763,696) in 2007 compared to a net loss of ($346,922) in the same period in 2006. The net loss per share was ($.03) in the six months ended June 30, 2007 compared to ($.02) in the six months ended March 31, 2006. These losses are the result of our ongoing development and testing, and other market validation activities as we prepare to introduce our solution to the market.


RESULTS OF OPERATIONS (Three-months ended June 30th)

         We have not presented a table that presents the Company's unaudited statements of operations reflected as a percentage of total revenue as we did not have any revenue from continuing operations in the three months ended June 30, 2007 and 2006, respectively.

Revenue

          Total revenues from continuing operations were $0 and $0 for the three-months ended June 30, 2007 and 2006, respectively. All revenues during these periods are reflected in discontinued operations.


Cost of Goods Sold

         Total cost of goods sold were $8,722 and $0 for the three-months ended June 30, 2007 and 2006, respectively. Cost of good sold consist of supplies and materials related to our electronic advertising kiosks and leasing costs for kiosks.

Operating Expenses

         Operating expenses for continuing operations were $234,934 and $209,653 for the three-months ended June 30, 2007 and 2006, respectively. The primary components of operating expenses were compensation and benefits and professional fees, $166,453, and depreciation and amortization, $51,049 for the three-months ended June 30, 2007. Increases in compensation and benefits and professional fees are the result of hiring additional employees in July of 2006.

Interest Expense

         Interest expense was $52,098 and $478 for the three months ended June 30, 2007 and 2006, respectively. The increase of $51,620 relates to an increase in debt incurred used to fund operating, research & development and market pilot costs.

Income Taxes

         We recorded net income tax benefit of approximately $105,000 and $42,000 for the three months ended June 30, 2007 and 2006 respectively. The net benefit during the three months ended June 30, 2007 relates to our losses from continuing operations ($182,000 benefit) and income from our discontinued operations ($77,000 expense) and consists of $190,000 for federal taxes and $28,000 for state taxes.

Summary
         The Company had a net loss on continuing operations in the three months ended June 30, 2007 of ($295,754) compared to a net loss of ($210,131) in the same period in 2006. The net loss per share was ($.01) in the three months ended June 30, 2007 compared to ($.01) in the three months ended March 31, 2006. . These losses are the result of our ongoing development and testing, and other market validation activities as we prepare to introduce our solution to the market.


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

         We raised $370,000 from the issuance of new debt (short-term notes payable) and we consolidated and restructured the terms of several existing notes payable during the six months ended June 30, 2007. Additionally, we raised $245,000 related to a $1,500,000 Private Offering Memorandum (dated June 2006) during the six-months ended June 30, 2007. We anticipate raising additional funds through the issuance of debt, sale of our common stock and other financing sources through the remainder of 2007 to continue to execute our business plan.

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


LIQUIDITY AND CAPITAL RESOURCES

         As a development stage company, we have financed our operations through debt and equity transactions. At June 30, 2007, our principal sources of liquidity was approximately $54,000 in cash. During the first six months of 2007 we raised an additional $370,000 through the issuance of notes payable and $45,000 in proceeds from the sale of our common stock.
         The conversion option on the all of the Company's convertible notes expires in 2007, and there is no guarantee that the notes will be converted into Common Stock.

         The following table summarizes our statements of cash flows:

                                                   Six months ended
                                                       June 30,
                                                2007               2006
                                          ----------------------------------
Cash provided (used) by:
   Operating activities                   $      (597,978)          $(71,082)
   Investing activities                              2,083           (51,375)
   Financing activities                            646,375           366,425
                                          ----------------------------------
     Net cash provided                    $         50,480      $    243,968
                                          ==================================


         We believe that our current cash and cash equivalents, together with anticipated cash flow from the sale of our common stock, additional debt, debt refinancing and other financing sources in 2007 will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. To execute our business plan and sustain operations, we will need to continue to fund the Company through additional equity and debt offerings in 2007. In making this assessment we considered the following:

          o    Our cash and cash equivalents balance at June 30, 2007.

          o The availability under our revolving credit facility at June 30, 2007.

          o    Anticipated equity offerings in 2007.

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


Other Items

         Fair value of financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007 and December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         In the ordinary course of business, we are exposed to certain market risks that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory, or credit risks. We are not currently exposed to interest rate or foreign currency risks as we do not have variable rate financial instruments or operations in countries outside of the U.S.


ITEM 4.  CONTROLS AND PROCEDURES

         a. Evaluation of Disclosure Controls and Procedures:

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, June 30, 2007 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, June 30, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.


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

Date: August 10, 2007                  /s/ James O. Mulford
                                       ---------------------
                                       James O. Mulford
                                       President and Chief Executive Officer