Form 10QSB
period 2007-09-30
QLINKS AMERICA, INC.
filed 2007-11-08
CIK 1216014

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(D)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended September 30, 2007

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

                                 (303) 328-3290
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No |_|

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

As of November 10, 2007 there were 18,781,680 shares outstanding of Registrant's Common Stock (no par value).

Transitional Small Business format  Yes |_|  No |X|

                              QLINKS AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                               September 30, 2007
                                Table of Contents

                         PART I - FINANCIAL INFORMATION


Item 1    Financial Statements
          Qlinks Balance Sheets as of September 30, 2007 (unaudited) and
             December 31, 2006
          Qlinks Statements of Operations for the Three and Nine Months
             Ended September 30, 2007 and 2006 (Unaudited)
          Qlinks Statements of Changes In Stockholders' Equity for the
             Nine Months Ended September 30, 2007 (Unaudited)
          Qlinks Statements of Cash Flows for the Nine Months Ended
             September 30, 2007 (unaudited) and 2006
          Notes to Unaudited Qlinks Financial Statements
Item 2    Management's Discussion and Analysis of Financial Condition and
             Results of Operations
Item 3    Quantitative and Qualitative Disclosures About Market Risk
Item 4    Controls and Procedures


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

Signature


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                                         QLinks America, Inc.
                                      (A Development Stage Company)
                                            Balance Sheets
                                              (unaudited)

                                                              September 30, 2007   December 31, 2006
                                                              ------------------   -----------------
ASSETS
Current Assets
         Cash                                                   $    17,051            $    89,115
         Accounts Receivable, net (Note 2)                             --                   40,975
         Prepaid Expenses                                             7,225                 46,006
                                                                -----------            -----------
   Total Current Assets                                              24,276                176,096
                                                                -----------            -----------

Fixed Assets
        Fixed Assets - Cost                                         344,672                375,600
        Accumulated Depreciation                                   (100,610)               (66,730)
                                                                -----------            -----------
Fixed Assets, Net                                                   244,062                308,870
                                                                -----------            -----------
Amortizable Intangible Assets (Note 4)
         Technology & Licenses                                      729,150                944,607
         Accumulated Amortization                                  (647,918)              (588,818)
                                                                -----------            -----------
   Amortizable Intangible Assets, net                                81,232                355,789
                                                                -----------            -----------

Other Assets
         Goodwill (Note 3)                                          678,504                678,504
         Deposits                                                     1,989                  1,988
                                                                -----------            -----------
   Total Other Assets                                               680,493                680,492
                                                                -----------            -----------
TOTAL ASSETS                                                    $ 1,030,063            $ 1,521,247
                                                                ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
     Current Liabilities
         Accounts Payable                                       $    21,883            $   153,841
         Accrued Liabilities                                         23,921                 71,496
         Unpaid Compensation                                         94,500                107,000
         Accrued Interest                                            14,070                 14,805
         Notes Payable - Short Term (Note 7)                      1,454,517                941,477
         Current Portion - Long Term Debt (Note 7)                     --                   17,783
                                                                -----------            -----------
          Total Current Liabilities                               1,608,891              1,306,402
                                                                -----------            -----------

      Long Term Liabilities
         Long-Term Debt, net of current portio- (Note 7)               --                   89,500
                                                                -----------            -----------
      Total Long Term Liabilities                                      --                   89,500
                                                                -----------            -----------

Total Liabilities 1,608,891 1,395,902
Stockholders' Equity
Common Stock, no par value (100,000,000 shares authorized,
18,781,680 and 18,691,680 outstanding as of September 30,
2007 and December 31, 2006, respectively)
      Additional Paid in Capital                                  2,581,052              2,456,504
      Retained Earnings (Deficit)                                (3,159,880)            (2,331,159)
                                                                -----------            -----------
   Total Stockholders' Equity                                      (578,828)               125,345
                                                                -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,030,063            $ 1,521,247
                                                                ===========            ===========


             The accompanying notes are an integral part of these financial statements.



                                                        QLinks America, Inc.
                                                   (A Development Stage Company)
                                                     Statements of Operation
                                                          (unaudited)


                                                                 Nine Months Ended                Three Months Ended
                                                           September 30,    September 30,    September 30,    September 30,
                                                               2007             2006             2007             2006
                                                           -------------    -------------    -------------    -------------

 Advertising Sales                                         $       --       $      2,938     $       --       $      2,938
                                                           ------------     ------------     ------------     ------------
 Total Revenue                                             $       --       $      2,938     $       --       $      2,938

 Cost of Revenue
    Equipment Leasing                                            22,404             --              6,135             --
    Merchant Services                                              --               --               --
    Supplies and Materials                                        3,706           26,009            3,446           26,009
                                                           ------------     ------------     ------------     ------------
 Total Cost of Revenue                                           26,110           26,009            9,581           26,009
                                                           ------------     ------------     ------------     ------------
 Gross Profit                                                   (26,110)         (23,071)          (9,581)         (23,071)

 Expenses
    Compensation, Benefits & Professional Fees                  620,218          468,760          138,538          331,612
    Depreciation & Amortization                                 164,127          154,026           51,050           54,191
    Research & Development                                        9,868           84,525            8,914           14,048
    Travel & Entertainment                                       22,735           40,305            2,571           28,912
    Office & Facility                                            20,787           26,860            5,400           14,929
    Advertising & Promotion                                      10,575           41,818             --             41,386
    Commissions & Fees                                             --              7,500             --               --
    Bad Debts                                                    (2,209)             735             --                735
                                                           ------------     ------------     ------------     ------------
 Total Expenses                                                 846,101          824,529          206,473          485,813

Loss from Continuing Operations                                (872,211)        (847,600)        (216,054)        (508,884)

 Other Expense
 Interest Expense                                               158,146           24,844           51,367           16,637
 Loss on Sale of Fixed Assets                                        50             --               --               --
 Taxes & Licenses                                                   710             --               --               --
 Income Tax Benefit (Note 8)                                       --               --               --               --
                                                           ------------     ------------     ------------     ------------
 Total Other Expenses                                           158,906           24,844           51,367           16,637

 Net Loss from continuing operations                         (1,031,117)        (872,444)        (267,421)        (525,521)

 Discontinued Operations
 Income from Discontinued Operations (note 13)                   26,514          102,279             --             32,661
 Realized Gain on Sale of Other Assets, net  (note 13)          175,882             --               --               --
                                                           ------------     ------------     ------------     ------------
 Net Income from Discontinued Operations                        202,396          102,279             --             32,661
                                                           ------------     ------------     ------------     ------------
 Net Loss                                                  $   (828,721)    $   (770,165)    $   (267,421)    $   (492,860)
                                                           ============     ============     ============     ============

 Weighted average common shares
    outstanding-basic                                        18,781,680       15,592,282       18,781,680       17,505,810
 Weighted average common shares
    outstanding-fully diluted                                18,781,680       15,592,282       18,781,680       17,505,810

Basic (Loss) per common share - Note 5                     $      (0.04)    $      (0.05)    $      (0.01)    $      (0.03)
Diluted (Loss) per common share - Note 5                   $      (0.04)    $      (0.05)    $      (0.01)    $      (0.03)


                                The accompanying notes are an integral part of these financial statements.





                                                      QLinks America, Inc.
                                                (A Development Stage Company)
                                                  Statement of Cash Flows
                                                        (unaudited)


                                                                             Nine-Months Ended
                                                                   September 30,            September 30,
                                                                        2007                    2006
                                                                    -----------              -----------

Cash flow from operating activities:
Net Loss                                                            $  (828,721)             $  (770,165)
  Net income from discontinued operations                              (202,396)                (102,280)
                                                                    -----------              -----------
Loss from continuing operations                                      (1,031,117)                (872,445)

Adjustments to reconcile net loss to net cash
   provided (used) by operations:
     Depreciation                                                        43,982                   12,336
     Non-cash interest expense (including note
       payable discount                                                  43,885                   42,769
     Non-cash stock compensation expense                                 79,548                     --
     Fixed asset write off                                                8,160                     --
     Bad debt expense                                                    (2,209)                     735
     Amortization of technology and licenses                            120,145                  141,690

Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                           6,629                  (23,263)
     (Increase) decrease in prepaid expenses                             38,781                 (164,583)
     (Increase) decrease in other assets                                   --                      1,000
     Increase (decrease) in accounts payable                           (131,757)                 198,739
     Increase (decrease) in accrued liabilities                         (15,807)                 228,699
     Increase (decrease) in accrued compensation                        (12,500)                  23,000
Net effect of discontinued operations                                    58,548                     --
                                                                    -----------              -----------

Net cash provided (used) by operating activities                       (793,712)                (411,323)

Cash flow from investing activities:
     Purchase of fixed assets                                              --                   (369,325)
     Sale of fixed assets                                                 2,083                     --
     Cash paid for acquisition of Global Envirotech, Inc.                  --                    (30,000)
                                                                    -----------              -----------
Net cash provided (used) by investing activities                          2,083                 (399,325)

Cash flow from financing activities:
     Proceeds from issuance of notes payable                            530,266                  455,000
     Payments of notes payable                                         (123,125)                 (16,423)
     Conversion of accounts payable to notes payable
       (non-cash)                                                        64,750                     --
     Conversion of accrued compensation to stock
       (non-cash)                                                          --                     77,000
     Proceeds from sale of stock                                         45,000                  200,000
     Proceeds from exercise of stock warrants                              --                     75,000
     Proceeds from sale of Qlinks Media Group                           285,000                     --
                                                                    -----------              -----------
Net cash flow provided (used) by financing activities                   801,891                  790,577
                                                                    -----------              -----------

Net increase (decrease) in cash                                          10,262                  (20,071)

Cash, Beginning of Year/Period                                            6,789                   43,574
                                                                    -----------              -----------

Cash, End of Year/Period                                            $    17,051              $    23,503
                                                                    ===========              ===========


Cash paid for interest                                              $   108,173              $    18,920
Cash paid for income taxes                                                 --                       --

Supplemental non-cash disclosures:
     Conversion of accounts payable to notes payable                $    64,750              $      --
     Conversion of accrued compensation to stock                    $    77,000
     Conversion of notes payable to equity                                 --                     75,000


                   The accompanying notes are an integral part of these financial statements.



                                                  QLINKS AMERICA, INC.
                                              (A Development Stage Company)
                                            Statement of Stockholders' Equity
                                                       (unaudited)


                                                         Common       Additional        Retained
                                          Number of       Stock        Paid-In          Earnings
                                         Common Shares (no par value)  Capital          (Deficit)            Total
                                         ----------------------------------------------------------------------------

Balance, December 31, 2006                18,691,680       $--       $ 2,456,504       $(2,331,159)       $   125,345
   Issuance of stock for cash                 90,000        --            45,000              --               45,000
   Stock compensation                           --                          --              79,548             79,548
   Net (loss)                                   --          --              --            (828,721)          (828,721)
                                          ---------------------------------------------------------------------------

Ending balance, September 30, 2007        18,781,680       $--       $ 2,581,052       $(3,159,880)       $  (578,828)
                                          ===========================================================================



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

        The predecessor to the current Company was Qlinks America, LLC, originally formed in 2001 as a Colorado Limited Liability Company owned by the past Chairman of Qlinks America, Inc., William R. Jones, and Office Technology
Systems ("OTS").

        In 2003, Mr. Jones contributed his interests in the software and the hardware of Qlinks America, LLC and the Company also purchased OTS' ownership interests in Qlinks America, LLC to form the basis for the present day Company.

        On September 6, 2007, Qlinks America, Inc. was informed of the death of
William R. Jones, who passed away on September 5, 2007. Mr. Jones founded Qlinks
America, Inc. in 2003 and served as an officer and director since its inception and will be greatly missed. James O. Mulford, the surviving Director, appointed
Mr. Scott Jones on October 1, 2007 to serve out the current term of Mr. William
R. Jones as a Director of Qlinks America, Inc.

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

        During the 2nd half of 2007, the Company has been preparing for a market launch in early 2008 with an initial focus on a card-based loyalty solution that delivers significant cents off at the pump as consumers (members) shop local participating merchants. Our key business partners for this launch include:

     o Jenny's Market, a local neighborhood convenience store chain in the Denver market
     o Revolution Money, a new credit card company that is delivering a competitive product to the market that significantly reduces card processing fees, and
     o    Denver Newspaper Agency, the publisher of the Denver Post and Rocky
          Mountain News.

        Our ability to launch our solution in early 2008 is dependent upon (a) detailing the contractual relationships with our business partners, (b) executing our business plan, and (c) obtaining additional funding for executing our market launch and reducing Company debt. There is high risk in our ability to successfully launch this loyalty-based program in 2008. While we have non-binding letters and statements of intent from each partner, no formal commitments are in place. In addition, our ability to execute our business plan will require additional staff, development, and detailed execution steps in the near-term. Also, we will require a minimum of $1,500,000 in additional financing, none of which has been committed to the Company.

        Interim Financial Statements. The accompanying unaudited financial statements of Qlinks have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-QSB and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC").
Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited Qlinks financial statements included in this document have been prepared on the same basis as the annual financial statements, and in management's opinion, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation in accordance with GAAP and SEC regulations for complete financial statements. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended
December 31, 2006 included in the Company's Annual Report on Form 10-KSB.

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





Other Items

        Fair value of financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007 and December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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


(2) Accounts Receivable/Bad Debt

The Company's accounts receivable and related bad debt expense is as follows:


Accounts Receivable:                              September 30,     December 31,
                                                       2007             2006
                                                  -------------     ------------

   Trade accounts receivable                          $    0         $ 43,184
   Other receivables *                                     0           72,000

                                                      ------         --------
       Total Accounts Receivable                           0          115,184
   Allowance for uncollectible accounts                    0          (74,209)
                                                      ------         --------
       Accounts Receivable, net                       $    0         $ 40,975
                                                      ======         ========




The Company incurred no bad debt expense for the nine months ended September 30, 2007.

* - The Company paid a $72,000 deposit towards kiosk equipment for its market pilot in July 2006. The supplier of the kiosks did not meet delivery deadlines for the equipment and the purchase order was subsequently cancelled. The return of the deposit was demanded but not been received as of December 31, 2006. In the first quarter of 2007, the Company was notified that the supplier had ceased operations, declared bankruptcy and had transferred the purchase order to a French company. As a result, the receivable and related allowance were written off in September 2007.


(3) Goodwill

        Changes in the carrying amounts of goodwill for the nine months ended
September 30, 2007 are as follows:

                                                                     Total
                                                                   Goodwill
                                                                 -----------
Balance as of December 31, 2006                                  $   678,504
    Additions/Changes                                                    -0-
                                                                 -----------
Balance as of September 30, 2007                                 $   678,504
                                                                 ===========

        The Company has not yet performed a goodwill impairment test as the transactions giving rise to goodwill were recorded in June 2006 and it was determined that goodwill was not impaired at September 30, 2007. Goodwill will be assessed for impairment at each reporting period end if certain events occurred indicating that an impairment may have occurred. No events have occurred that management believes may have impaired goodwill.


(4) Intangible Assets

        Identifiable intangibles are amortized over an estimated finite life of five years are stated at cost less accumulated amortization. The following table summarizes identifiable intangible assets:

                                                     September 30, 2007                           December 31, 2006
                                                     ------------------                           -----------------
                                                                         Net                                              Net
                                        Gross         Accumulated      Carrying        Gross        Accumulated        Carrying
Identifiable intangible assets          Amount        Amortization      Amount         Amount       Amortization        Amount
-------------------------------------------------------------------------------------------------------------------------------

Technology & Licenses                  $729,150        $647,918        $ 81,232        $944,607        $588,818        $355,789
                                       --------        --------        --------        --------        --------        --------
   Total                               $729,150        $647,918        $ 81,232        $944,607        $588,818        $355,789
                                       ========        ========        ========        ========        ========        ========

        Amortization expense of identifiable intangible assets was $120,145 and $141,690 for the nine months ended September 30, 2007 and 2006, respectively.
The $215,457 decrease in gross amount of Technology and Licenses from December
31, 2006 to September 30, 2007 is due to the May 2007 sale of the Company's
Qlinks Media Group.

        Expected future amortization expense related to identifiable intangible assets based on carrying amounts as of September 30, 2007 is as follows (in thousands):

Period ending December 31,
--------------------------------------------------------------------------------

2007                                                                     $36,457
2008                                                                      44,775
                                                                         -------
                                                                         $81,232
                                                                         =======




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


                                                                     9/30/07          09/30/06
                                                                    ---------        ---------

Notes payable - convertible to common stock                           566,667        2,087,500
Options - Key Personnel Stock Option Plan                             275,000             --
Options - issued to consultants                                       250,000          250,000
Warrants - issued in connection with convertible notes              2,933,333        1,750,000
Warrants - issued in connection with $1.5 million Private
   Offering Memorandum dated September 20, 2006                       490,000          400,000
                                                                    ---------        ---------
       Total common stock equivalents                               4,515,000        4,487,500
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

        Our statements of operations from January 1, 2007 forward include charges for stock-based compensation. We recognized $79,548, or $0.004 per share, of compensation expense in the statement of operations for the nine months ended September 30, 2007 and $0, or $0.00 per share, of compensation expense in the statement of operations for the nine months ended September 30, 2006 with respect to our stock-based compensation plans. The following table summarizes stock-based compensation expenses recorded in the statements of operations:

                                                Nine                 Nine
                                            Months Ended        Months Ended
                                            September 30,       September 30,
                                                2007                2006
                                        -------------------   -----------------

Compensation and benefits               $            79,548   $               0
                                        -------------------    ----------------
                                        $            79,548   $               0
                                        ===================   =================

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






                                                    Nine Months Ended
                                                      September 30,
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

--------------------
 * None granted.

The following is a summary of stock option activity under the Plan for the nine months ended September 30, 2007:

                                                                                 Weighted-
                                                                                  Average
                                                                   Weighted-     Remaining
                                                                   Average      Contractual
                                                      Number of    Exercise        Term
                                                       Shares        Price        (Years)
                                                     ------------  -----------  ------------
Options outstanding at December 31, 2006*                      0   $     0.00
   Options granted                                       775,000   $     0.50
   Less options forfeited                              (500,000)   $     0.50
   Less options expired                                        0   $     0.00
   Less options exercised                                      0   $     0.00
                                                     ------------  -----------  ------------
Options outstanding at September 30, 2007                275,000   $     0.50          5.69
                                                     ============  ===========  ============
Options exercisable at September 30, 2007                162,500   $     0.50          5.69
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

        As of September 30, 2007, there was approximately $98,037 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.25 years.

        The deferred income tax benefits from stock options expense totaled approximately $31,000 and $0 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

        Cash received from stock option exercises for the nine months ended
September 30, 2007 and 2006 was $0 and $0, respectively.


(7) Debt

        The Company's debt consists of the following:

Short-Term Debt:
                                                        9/30/07       12/31/06
                                                      ----------     ----------

Short-Term Notes Payable                              $1,025,517     $  644,102

Short-Term Notes Payable-Related Parties                 429,000        297,375
                                                      ----------     ----------
  Total Short-Term Notes Payable                      $1,454,517     $  941,477
                                                      ==========     ==========





Long-term debt:
                                                        9/30/07        12/31/06
                                                      ----------     ----------

Notes Payable                                         $        0     $  107,283
   Less: Current Portion                                       0        (17,783)
                                                      ----------     ----------

Long-term debt, excluding current portion             $        0     $   89,500
                                                      ==========     ==========


        Interest. Notes payable accrue interest at interest rates ranging from 6% to 14% per annum.

        Conversion. $1,079,000 of short-term notes payable (at September 30,
2007) are convertible to shares of the Company's common stock, with exercise prices ranging from $0.30 to $0.40 per share.

        The conversion options for notes payable expire from October 2007 through December 2007, depending on the terms of the note.

        Related Parties. See Note (10) for details of notes payable held by related parties.

The scheduled principal payments on the Company's notes payable are as follows:


Year ending December 31,                                   Amount
------------------------                                   ------

2007                                                  $       1,454,517
                                                      -----------------
  Total                                               $       1,454,517
                                                      =================


(8) Income Taxes

        As of September 30, 2007 and December 31, 2006, the Company continued to maintain a full valuation allowance on its net deferred tax asset as it determined it is more likely than not that the Company will not realize its deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. The Company assessed the realizability of its deferred tax assets using all available evidence. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company's results of operations and financial position.

        The Company has estimated net operating loss carryforwards aggregating
$3,013,000 generated from February 18, 2003 (inception) through September 30,
2007, which expire through 2027. The deferred tax asset of approximately
$1,175,000 related to this carryforward has been fully reserved.

The provision for income taxes consisted of the following:

Nine-months Ended September 30,                         2007            2006
-------------------------------------------------------------------------------

Current:

    Federal (benefit) expense                       $         -      $        -
    State (benefit) expense                                   -               -
                                                    -----------      ----------
                                                              -               -
Deferred:

    Federal (benefit) expense                       $         -       $       -
    State (benefit) expense                                   -               -
                                                    -----------       ----------

            Total Deferred                                    -               -
                                                    -----------       ----------
    Total
                                                    $         -      $        -
                                                    ===========      ==========





Classification:

    Taxes on income from continuing operations      $         -      $        -
    Taxes on income from discontinued operations              -               -
                                                    ===========      ==========
    Total
                                                    $         -      $        -
                                                    ===========      ==========


Nine-Months Ended September 30,                            2007           2006
-------------------------------------------------------------------------------

U.S. federal statutory rates                               34.0%          34.0%
State income tax, net                                       5.0%           5.0%
Alternative minimum tax                                       -              -
Change in valuation allowance                                 -              -
                                                          --------------------
Effective tax rate                                         39.0%          39.0%
                                                          ====================


        Temporary differences that give rise to a significant portion of the net deferred tax asset are as follows:

                                                       9/30/07         12/31/06
-------------------------------------------------------------------------------

Deferred tax assets:
    Net operating loss carry forwards                 1,175,000         603,000
    Allowance for doubtful accounts                        --              --
    Accrued compensation                                 37,000          32,000
    Gain on sale of discontinued operations              21,000            --
    Gain on sale of assets                                1,000            --
    Depreciation                                          3,000          12,000
    Amortization of intangibles                         (12,000)         63,000
                                                     -----------     -----------
Total deferred tax asset                              1,225,000         710,000
                                                    -----------     -----------

Deferred tax liabilities:
    Valuation allowance                              (1,225,000)       (710,000)
                                                    -----------     -----------
Net deferred tax asset                              $      --       $      --
                                                    ===========     ===========


(9) Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information," the Company defines operating segments as components of an enterprise for which separate financial information is reviewed regularly by the chief operating decision-making group, to evaluate performance and to make operating decisions. The Company has identified its Chairman, President/Chief Executive Officer as its chief operating decision-makers. This chief operating decision maker reviews revenues by segment and review overall results of operations.

        The Company has historically operated its business as two operating segments based on business divisions: Qlinks Retail Group (QRG) and Qlinks Media
Group (QMG). Qlinks Media Group (QMG) was classified as Discontinued Operations as of March 31, 2007 and was sold in May 2007. Selected segment information is as follows:

                                                 Nine-Months Ended September 30,        Nine-Months Ended September 30,
                                                 -------------------------------        -------------------------------
                                                             2007                                    2006
                                                             ----                                    ----

                                                      QRG                QMG                 QRG               QMG
                                                 -------------------------------        -------------------------------

Revenue                                          $         0         $         0        $     2,938         $         0
     Cost of Revenue                                  26,110                   0             26,009                   0
                                                 -------------------------------        -------------------------------
Gross Profit                                         (26,110)                  0            (23,071)                  0
     Operating Expenses                              846,991                   0            824,529                   0
     Other Expense                                   158,906                   0             24,844                   0
                                                 -------------------------------        -------------------------------
Net Income (Loss) from Continuing                 (1,032,007)                  0           (872,444)                  0
Operations
Discontinued Operations:
      Income from Discontinued Ops.                        0              27,405                  0             102,280
      Gain on Sale of Other Assets, net                    0             175,882                  0                   0
                                                 -------------------------------        -------------------------------
Net Income (Loss)                                $(1,032,007)        $   203,287        $  (872,444)        $   102,280
                                                 ===============================        ===============================

Total Assets                                     $ 1,030,063         $         0        $ 1,360,750         $   352,196




(10) Related party transactions

Amounts due to the Company's former Chairman of the Board of Directors (and related parties) and Chief Executive Officer (and related parties) are as follows:

                                                                           September 30,         December 31,
                                                                               2007                   2006
                                                                            --------------------------------
William R. Jones (and related parties) - former Chairman
of the Board of Directors (deceased September 2007)
   Deferred Compensation                                                     $ 20,000               $ 20,000
   Notes Payable                                                              294,000                272,375
                                                                             -------------------------------
     Total                                                                   $314,000               $292,375
                                                                             ===============================
James O. Mulford (and related parties) - President and
Chief Executive Officer
   Deferred Compensation                                                     $ 26,250               $ 26,250

   Notes Payable*                                                             135,000                125,000
                                                                             -------------------------------
     Total                                                                   $161,250               $151,250
                                                                             ===============================

Consulting Fees Earned by Related Parties
                                                                     Nine-months ended    Nine-months ended
                                                                     September 30, 2007   September 30, 2006
                                                                     ---------------------------------------

James O. Mulford - President and Chief Executive Officer                      $       0        $      60,000


     *includes notes payable to the Shine Foundation, a charitable giving trust of James O. Mulford. Mr. Mulford is the President of the Shine Foundation, but has no beneficial interest in the trust.


(11) Commitments and Contingencies

        Equipment leases. The Company leases equipment (computer server, kiosks and point of sale equipment) under non-cancelable operating leases. Lease terms range from 24-36 months and expire in fiscal 2008 and 2009. Future minimum commitments under non-cancelable operating leases as of September 30, 2007, are as follows:

                 Year ending December 31, 2007                 $ 6,219
                 Year ending December 31, 2008                  23,476
                 Year ending December 31, 2009                  13,528
                                                               --------

                      Total                                     $43,223
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




(12)    Going Concern

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its technology, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from February
18, 2003 (inception) through the period ended September 30, 2007 of $3,159,880.
In addition, the Company's development activities since inception have been financially sustained through equity financing and the issuance of debt.

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

        As stated in the Company Overview section, the ability of the Company to launch its solution in early 2008 is dependent upon (a) detailing the contractual relationships with its business partners, (b) executing its business plan, and (c) obtaining additional funding for executing its market launch and reducing Company debt. There is high risk in the Company's ability to successfully launch this loyalty-based program in 2008. While the Company has non-binding letters and statements of intent from each partner, no formal commitments are in place. In addition, the Company's ability to execute its business plan will require additional staff, development, and detailed execution steps in the near-term. In addition, the Company will require a minimum of $1,500,000 in additional financing, none of which has been committed to the Company.


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

        Management completed the sale of Qlinks Media Group in May 2007. Due to differences in carrying values of assets between March 31, 2007 and the sale date, a decrease to the gain was recorded of $1,842, resulting in an Realized
Gain on Sale of Other Assets of $175,882.

        The operations of Qlinks Media Group division are separately reported as the "QMG" segment. See Note 9 - Segment information.



Summarized Statement of Operations Information for Discontinued Operations.
------------------------------------------------------------------------------------------------------------
                                                                                       Unrealized Gain on
                                                       Operating Income                    Disposition
------------------------------------------------------------------------------------------------------------
                                             Operating     Pre-Tax Operating Income  Pre-Tax Unrealized Gain
                                             Revenues                                    on Disposition
------------------------------------------------------------------------------------------------------------

  Nine-months ended September 30, 2007       $198,357              $26,514                  $175,882
------------------------------------------------------------------------------------------------------------
  Nine-months ended September 30, 2006       $487,219              $102,280                    -0-
------------------------------------------------------------------------------------------------------------

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

        Over the next three years, we intend to deliver a comprehensive suite of targeted advertising, electronic loyalty and coupon products and solutions that enable the (1) electronic distribution of advertisements and promotions on both a mass and targeted basis, (2) delivery of advertisements, coupons and promotions "in-market" near the point of purchase or sale, as well as "in-home" via print and Internet, and (3) secure and accurate backend processing, settlement and reporting for both electronic and paper-based loyalty and coupon promotions.

        Our 4th Quarter 2006 pilot, ongoing development and testing, and other market validation activities have been intended to position us to deliver a multi-channel, targeted advertising solution for local shopping neighborhoods
(LSN) and to replicate this LSN model nationally.

        Our LSN business strategy is intended to achieve the following objectives:

          o Initiate and substantially increase our revenues and profits for 2008 and beyond;
          o Deliver a multi-channel advertising solution to local retailers that is cost-effective and provides a higher ROI than current alternatives;
          o Establish a strong coalition loyalty program among local buyers and sellers of products and services, including significant cents off at the pump for members as they shop and purchase products and services from participating retailers;
          o Position the Company for expanded targeted advertising solutions in 2008 and beyond.

        During the 2nd Half of 2007, the Company has been preparing for a market launch in early 2008 with an initial focus on a card-based loyalty solution that delivers significant cents off at the pump as consumers (members) shop local participating merchants.

        Our key business partners for this launch include

          o Jenny's Market, a local neighborhood convenience store chain in the Denver market
          o Revolution Money, a new credit card company that is delivering a competitive product to the market that significantly reduces card processing fees, and
          o Denver Newspaper Agency, the publisher of the Denver Post and Rocky Mountain News.

        Our ability to launch our solution in early 2008 is dependent upon (a) detailing the contractual relationships with our business partners, (b) executing our business plan, and (c) obtaining additional funding for executing our market launch and reducing Company debt. There is high risk in our ability to successfully launch this loyalty-based program in 2008. While we have non-binding letters and statements of intent from each partner, no formal commitments are in place. In addition, our ability to execute our business plan will require additional staff, development, and detailed execution steps in the near-term. Also, we will require a minimum of $1,500,000 in additional financing, none of which has been committed to the Company.

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

        The predecessor to organization to the current Company was Qlinks America, LLC, originally formed in 2001 as a Colorado Limited Liability Company owned by the past Chairman of Qlinks America, Inc., William R. Jones, and Office Technology Systems ("OTS").

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


RESULTS OF OPERATIONS (Nine-months ended September 30th)

        We have not presented a table that presents the Company's unaudited statements of operations reflected as a percentage of total revenue as we did not have any revenue from continuing operations in the nine months ended September 30, 2007 and 2006, respectively.

Revenue

        Total revenues from continuing operations were $0 and $2,938 for the nine-months ended September 30, 2007 and 2006, respectively. All revenues from our Qlinks Media Group segment during these periods are reflected in discontinued operations.

Cost of Revenue

        Total cost of goods sold were $26,110 and $26,009 for the nine months ended September 30, 2007 and 2006, respectively. Cost of good sold consist of supplies and materials related to our electronic advertising kiosks and leasing costs for kiosks. All revenues from our Qlinks Media Group segment during these periods are reflected in discontinued operations.

Operating Expenses

        Operating expenses for continuing operations were $846,101 and $824,529 for the nine-months ended September 30, 2007 and 2006, respectively. The primary components of operating expenses were compensation and benefits and professional fees, $620,218, and depreciation and amortization, $164,127 for the nine-months ended September 30, 2007. Increases in compensation and benefits and professional fees are the result of hiring additional employees in July of 2006.

Interest Expense

        Interest expense was $158,146 and $24,844 for the nine months ended September 30, 2007 and 2006, respectively. The increase of $133,302 relates to an increase in debt incurred used to fund operating, research & development and market pilot costs.

Summary

        The Company had a net loss on continuing operations for the nine months ended September 30, 2007 of ($1,031,117) compared to a net loss of ($872,444) for the same period in 2006. The net loss per share was ($.04) in the nine months ended September 30, 2007 compared to ($.05) in the nine months ended September 30, 2006. These losses are the result of our ongoing development and testing, and other market validation activities as we prepare to introduce our solution to the market.

RESULTS OF OPERATIONS (Three-months ended September 30th)

        We have not presented a table that presents the Company's unaudited statements of operations reflected as a percentage of total revenue as we did not have any revenue from continuing operations in the three months ended September 30, 2007 and 2006, respectively.


Revenue

        Total revenues from continuing operations were $2,938 and $0 for the three-months ended September 30, 2007 and 2006, respectively. All revenues during these periods are reflected in discontinued operations. All revenues from our Qlinks Media Group segment for the three months ended September 30, 2006 are reflected in discontinued operations.


Cost of Goods Sold

        Total cost of goods sold were $9,581 and $26,009 for the three-months ended September 30, 2007 and 2006, respectively. Cost of good sold consist of supplies and materials related to our electronic advertising kiosks and leasing costs for kiosks. All cost of goods sold from our Qlinks Media Group segment for the three months ended September 30, 2006 are reflected in discontinued operations


Operating Expenses

        Operating expenses for continuing operations were $206,473 and $485,813 for the three-months ended September 30, 2007 and 2006, respectively. The primary components of operating expenses were compensation and benefits and professional fees, $138,538, and depreciation and amortization, $51,050 for the three-months ended September 30, 2007. Decreases in compensation and benefits and professional fees are the result of hiring additional employees in July of 2006 (increased 2006 amounts) and the departure/layoff of several employees and officers in 2007 (decreased 3rd quarter 2007 amounts).

Interest Expense

        Interest expense was $51,367 and $16,637 for the three months ended September 30, 2007 and 2006, respectively. The increase of $34,730 relates to an increase in debt incurred used to fund operating, research & development and market pilot costs.


Summary

        The Company had a net loss on continuing operations for the three months ended September 30, 2007 of ($267,421) compared to a net loss of ($525,521) for the same period in 2006. The net loss per share was ($.01) in the three months ended September 30, 2007 compared to ($.03) in the three months ended September 30, 2006. . These losses are the result of our ongoing development and testing, and other market validation activities as we prepare to introduce our solution to the market.


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


        We raised $530,266 from the issuance of new debt (short-term notes payable) and we consolidated and restructured the terms of several existing notes payable during the nine months ended September 30, 2007. Additionally, we raised $245,000 related to a $1,500,000 Private Offering Memorandum (dated September 2006) during the nine-months ended September 30, 2007. We anticipate raising additional funds through the issuance of debt, sale of our common stock and other financing sources through the remainder of 2007 and in early 2008 to continue to execute our business plan.

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


LIQUIDITY AND CAPITAL RESOURCES

        As a development stage company, we have financed our operations through debt and equity transactions. At September 30, 2007, our principal sources of liquidity was approximately $17,000 in cash. During the first nine months of 2007 we raised an additional $530,266 through the issuance of notes payable and $45,000 in proceeds from the sale of our common stock.

        The conversion option on the all of the Company's convertible notes expires in 2007, and there is no guarantee that the notes will be converted into Common Stock.

        The following table summarizes our statements of cash flows:

                                                         Nine months ended
                                                           September 30,
                                                       2007              2006
                                                    ---------------------------

Cash provided (used) by:
   Operating activities                             $(793,712)        $(411,323)
   Investing activities                                 2,083          (399,325)
   Financing activities                               810,891           790,577
                                                    ---------------------------
      Net cash provided (used)                      $  10,262         $ (20,071)
                                                    ===========================


        We are uncertain if our current cash and cash equivalents, together with anticipated cash flow from the sale of our common stock, additional debt, debt refinancing and other financing sources in 2007 will be sufficient to meet our working capital, capital expenditure and financing requirements for at least the next twelve months. To execute our business plan and sustain operations, we will need to continue to fund the Company through additional equity and debt offerings in 2007 and early 2008. In making this assessment we considered the following:

          o    Our cash and cash equivalents balance at September 30, 2007.

          o The availability under our revolving credit facility at September 30, 2007.

          o    Anticipated equity offerings in 2007.

          o    Our planned capital expenditures.

          o Our planned operational expenditures through the remainder of 2007 and 2008.

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


Other Items

         Fair value of financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007 and December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.


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


ITEM 4.  CONTROLS AND PROCEDURES

        a. Evaluation of Disclosure Controls and Procedures:

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, September 30, 2007 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, September 30, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.


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


Date: November 8, 2007                            /s/   James O. Mulford
                                                  ------------------------------
                                                  James O. Mulford
                                                  President and
                                                  Chief Executive Officer