Form 10KSB
period 2007-12-31
QLINKS AMERICA, INC.
filed 2008-03-25
CIK 1216014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
        For the transition period from ______________ to________________

                        Commission File Number: 000-50162

                              QLINKS AMERICA, INC.
                              --------------------
                 (Name of small business issuer in its charter)

            Colorado                                           90-0138998
            --------                                           ----------
  (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification Number)

       PO Box 631837
       Highlands Ranch, CO                            80163
       -------------------                            -----
(Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number: (303) 328-3290

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No  X

State issuer's revenues for its most recent fiscal year. During the year ended December 31, 2007, the Company's revenues were $0.

As of February 29, 2008, there were 18,781,680 shares outstanding, of which 7,563,380 shares were held by non-affiliates.

    Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_




                              QLINKS AMERICA, INC.


                          Annual Report on Form 10-KSB

                      For the Year Ended December 31, 2007

                                Table of Contents
                                     PART I
Item 1            Business Overview                                                1
Item 2            Description of Property                                          8
Item 3            Legal Proceedings                                                8
Item 4            Submission of Matters to a Vote of Security Holders              9


                                    PART II
Item 5.           Market for Registrant's  Common Equity and Related  Stockholder
                  Matters and Small Business Issuer Purchases of Equity
                  Securities                                                       9
Item 6            Management's Discussion and Analysis or Plan of Operation        9
Item 7            Financial Statements                                            14
Item 8            Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                        15
Item 8A           Controls and Procedures                                         15
Item 8A(T)        Controls and Procedures                                         15
Item 8B           Other Information                                               16


                                    PART III
Item 9.           Directors  and  Executive  Officers,  Promoters,  Control
                  Persons  and Corporate Governance; Compliance With Section
                  16(a) of the Exchange Act.                                      16
Item 10           Executive Compensation                                          18
Item 11           Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                 22
Item 12           Certain Relationships and Related Transactions, and Director
                  Independence                                                    23
Item 13           Exhibits                                                        25

                                     PART IV

                  Signatures                                                      26



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


                                     PART I

Item 1.  Description of Business

 Company Overview

         Qlinks America, Inc. ("Company" and/or "Qlinks") was organized February 18, 2003 under the laws of the State of Colorado, as Qlinks America, Inc. Our mailing address is PO Box 631837, Highlands Ranch, CO 80163 and our phone number is 303-328-3290. We maintain a website at www.qlinksamerica.com , which is not incorporated in and is not a part of this report.

Global Envirotech, Inc. Merger/Acquisition.

         In June 2006, we acquired all of the issued and outstanding shares of Global Envirotech, Inc. ("Global") through a stock purchase and a stock exchange transaction ("The Agreement and Plan of Merger"). Global was merged into Qlinks by a statutory merger and the former shareholders of Global became shareholders of Qlinks.

         The shareholders of Global became minority shareholders of Qlinks. Qlinks continued to conduct its business and operations, as the surviving company. As a result of the Agreement and Plan of Merger, 2,160,680 Global shares of common stock were exchanged for 2,160,680 shares of Qlinks common stock, such shares are included in the outstanding shares reported in this Form 10-KSB.

Cessation of Operations

         In late 2007, we could not acquire sufficient capital to sustain our current plans. In addition, our current debt obligations cannot be fully serviced. Most of our large debt obligations were due at the end of December 2007.

         On February 1, 2008, the remaining operations of the Company were terminated. Our near term activities will be to satisfy certain debt obligations through negotiation and transfer of certain business assets to those debt holders, and remove all other debt through payoff and negotiation.

         It is our current plan to attempt to (a) acquire additional near-term capital through the sale of equity to a new controlling shareholder, (b) satisfy certain debt obligations through negotiation and transfer of certain business assets to those debt holders, and (c) remove all other debt through payoff (using new funds from sale of stock) and negotiation. It is anticipated that the new controlling shareholder will redefine and attempt to re-initiate our business plan.

         There is no assurance that this series of events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Business

General

         Prior to the cessation of our business in February 2008, our operations consisted of delivering electronic based targeted advertising solutions for our clients through the usage of multi-channel venues. We focused our efforts, on behalf of our clients, on Communities of Interest (COI), which are those areas where the consumer lives and shops. We provided solutions through such channels as, print, internet, indoor and outdoor digital signage, cell phone, e-mail and text messaging. We focused our efforts on increasing the revenues and profits of consumer packaged goods (CPG) retailers, distributors, and manufacturers.

We had pursued our business through two divisions, Qlinks Media Group and Qlinks Retail Group.

         Qlinks Media Group - Discontinued Operations. Qlinks Media Group operated two online communities providing a variety of e-commerce products and services for IT professionals. These online communities included the GeoCommunity(TM) and the Wireless Developer Network(TM). These two convergent online communities provided technical professionals with a valuable online source for geographic data, industry news, software, discussion forums, job postings, product research and other tools.

         On May 18, 2007, we sold the assets and operations of Qlinks Media Group for $285,000. The funds received from the sale were used to finance our continued operations and the further execution of our business plan.


         Qlinks Retail Group - Discontinued Operations. Qlinks Retail Group was responsible for the technology-based, advertising and loyalty solutions provided to our clients. From May 18, 2007 through February 1, 2008, this division consisted of our sole operations and source of income. On February 1, 2008, the Company shut down the operations of this division.

Research and Development

         We have expensed all costs of research and development as incurred.

Sales and Marketing

        The primary objective of our sales and marketing efforts was to educate existing and potential retailers/marketers and customers about the benefits and savings to be obtained by using our advertising and membership solution sets. Our sales and marketing efforts included constant interaction with existing and potential retailers/marketers and customers, (either directly or through our business partners), a website presence, presentations at conferences and forums, news releases to the industry and other marketing initiatives.

         Due to our lack of resources, our sales and marketing efforts were limited in their scope and effectiveness.

Employees

        At December 31, 2007, we had 2 employees, both of whom were officers of the Company. Both were salaried in 2007, but have received no salary since December 31, 2007.

Risk Factors

Risks Related to Our Business
         Working Capital. Our capital needs have consisted primarily of capital for equipment and operating expenses for initiation of market rollout, rent, insurance, utilities, marketing expenses, wages, taxes, etc. As stated above (see Item 1 - Business Overview), the Company does not have the capital to meet current debt obligations and to continue the current business plans of the Company.

         Working Capital Deficit. At December 31, 2007, we had a working capital deficit of approximately $1,745,000. Our principal source of liquidity was approximately $8,600 in cash, while our current liabilities were approximately $1,760,000 (including approximately $1,521,000 in short-term note payables).


         Going Concern. Our "Notes to the Financial Statements" include a "Going Concern" note. We have been in the development stage and, accordingly, have not yet generated significant revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our technology, and incurring substantial costs and expenses. As a result, we incurred accumulated net deficit during the development stage from February 18, 2003 (inception) through the period ended December 31, 2007 of $3,454,541. In addition, our development activities since inception have been financially sustained through equity financing and the issuance of debt.

         The ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of our common stock and, ultimately, the achievement of significant operating revenues.

         Industry Factors. The digital media advertising business is highly competitive and is delivered to the market in many forms. While electronic couponing, advertising and promotions are becoming more prevalent, there are no assurances that this form of advertising will be widely accepted. The market penetration is still minimal. However, it will likely become a competitive business, requiring reduction in prices and increased value added at the expense of the business.

         Sale of Qlinks Media Group. In May 2007, we sold all of the assets and operations of our Qlinks Media Group division. This sale significantly reduced our revenues as the Qlinks Media Group division earned 100% and 98% of our revenues for the years ended December 31, 2007 and 2006, respectively.

         Need for Additional Financing. We have very limited funds, and such funds will not be adequate to meet current debt obligations and carry out our current business plan. Our success is dependent upon our ability to raise additional capital. We intend to sell shares to a new controlling owner, and alleviate all liabilities of the Company through payoff, negotiation, and the transfer of certain assets to certain promissory note holders as consideration for cancellation of those promissory notes. These steps will allow us to continue operations and to execute a revised business plan in 2008 and beyond. The contemplated steps in early 2008 will significantly dilute the ownership of existing shareholders. In addition, we will have to acquire additional funding in 2008 to execute a new/revised business plan which may further dilute current shareholders.

         Regulation of Penny Stocks. Our common stock began trading as an Over the Counter Bulletin Board stock under the symbol QLKA.OB in March 2007. Securities available for trading will be subject to a Securities and Exchange Commission (SEC) rules that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

         Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

         Minimal Operating History. Qlinks was formed on February 18, 2003, for the purpose of being a solutions provider for `in-home" web-based and "in-market" kiosk-based electronic advertising and couponing, within defined communities of interest. Qlinks has never been profitable and has an accumulated deficit for the period from February 2003 (inception) through December 31, 2007 of $3,454,541. Qlinks must be regarded as a new or development stage company with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         No Assurance of Success or Profitability. There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits in the future, or that the market price of our common stock will be increased thereby.

         Lack of Diversification. Because of the very limited financial resources that are available to us, it is unlikely that we will be able to diversify its operations. Our probable inability to diversify its activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

         Dependence upon Management. We currently have two principals who have been serving as officers. We will continue to be heavily dependent upon their skills, talents, and abilities, as well as upon the skills, talents, and abilities of several consultants to implement its business plan. Because investors will not be able to manage the Company, they should critically assess the information concerning our officers and directors.

         Conflicts of Interest. Certain future conflicts of interest may arise between the Company and our officers and directors. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.

         Indemnification of Officers and Directors. Colorado Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay us; if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

         Director's Liability Limited. Colorado Revised Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against its directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

         Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engage on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, it may elect to hire persons who are affiliates, if they are able to provide the required services.

     No Foreseeable Dividends. We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

         Loss of Control by Present Management and Stockholders. We may issue further shares as consideration for the cash or assets or services out of our authorized but un-issued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace current management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

            Rule 144 Sales In the Future May Have A Depressive Effect on Our Stock Price. All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides, starting February 15, 2008, in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act may have a depressive effect upon the price of the common stock in any market that may develop.

         Debt. The indebtedness incurred in connection with our anticipated 2008 market launch and continuing operations has significantly limited our ability to grow and has adversely affected our financial condition.

The increased level of our indebtedness, among other things, has:

o made it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

o limited our flexibility in planning for, or reacting to changes in, our business; and

o    made us more vulnerable in the event of a downturn in our business.

As of December 31, 2007, we are not able to make required payments on our outstanding indebtedness and are in violation of certain promissory note obligations.

         Fluctuation of operating results. Our quarterly and annual operating results are difficult to predict and may fluctuate. Our operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. These quarterly and annual fluctuations may result from a number of factors, including:

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

         Liquidity. Our results of operations could be negatively impacted if we are unable to manage our liquidity. Our cash forecast indicates that we do not have sufficient liquidity to cover anticipated operating costs as well as debt service payments for at least the next twelve months, and this may be further negatively impacted to the extent we are unable to implement our 2008 market rollout, invoice and collect from our customers in a timely manner, or an unexpected adverse event, or combination of events occurs. Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through a debt restructuring, a credit facility or possibly the issuance of additional equity. Additional financing may not be available at all or, if available, may not be obtainable on terms that are favorable to us and not dilutive.

         No customers. At December 31, 2007, we had no customers and we are not currently generating any revenue.

         Industry changes. The industry in which we compete is subject to rapid change, if we fail to develop or introduce new, reliable and competitive products in a timely fashion, our business may suffer.

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

         Competitive Industry. The advertising and media industries are highly competitive and if our products do not satisfy customer and/or retailer demand, our customers could purchase from our competitors.

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

o the quality of our customer service and support; othe emergence of new industry standards;

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

         Employee Retention. Our business depends largely on our ability to attract and retain talented employees. Our ability to manage future expansion, if any, effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operations, financial and management systems. We may not be able to retain personnel or to hire additional personnel on a timely basis, if at all. Because of the complexity of our technological solutions, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive. Our failure to retain personnel or to hire qualified personnel on a timely basis could adversely affect our ability to develop and deliver successful services.

         Staff Reductions. From March through December 2007, our staff was reduced by six persons (five involuntary layoffs and one voluntary resignation) in order to lower our on-going operating expenses and conserve cash. The loss of these employees may make carrying out our business plan on a timely basis more difficult.

         Intellectual   Property.   Our  measures  to  protect  our  proprietary
technology and other intellectual property rights may not be adequate and if we fail to protect those rights, our business would be harmed.

         Infringement. In the event that we are infringing upon the proprietary rights of others or violating licenses, we may become subject to infringement claims that may prevent us from selling certain services and we may incur significant expenses in resolving these claims.

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

         Terrorist activities or military actions. Disruptions from terrorist activities or military actions may have an adverse effect on our business. The continued threat of terrorism within the U.S. and throughout the world and acts of war may cause significant disruption to commerce throughout the world. Our business and results of operations could be materially and adversely affected to the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on advertising and promotions, or our inability to effectively market our services. We are unable to predict whether war and the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations, financial condition or cash flows.

         General risk statement. Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. In such event or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our common stock would likely decline.


Item 2. Description of Property

     As of December 31, 2007, the Company does not lease nor own any property for its office space. The Company's office space is provided by the two principals operating out of their own homes. A Post Office Box has been retained for a corporate mailing address (PO Box 631837, Highlands Ranch, CO 80163).

Item 3. Legal Proceedings

        From time to time we may be involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

PRICE RANGE OF COMMON STOCK

Our Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). In March 2007, we began trading on the over the counter bulletin board under the symbol "QLKA.OB". There has been no trading activity from March 2007 through December 2007.

         We have had no unregistered sales of securities by the Company during the year ended December 31, 2008.

        As of February 29, 2008, there were approximately 88 holders of record of our common stock.

        We have not declared or paid a cash dividend on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of
1995. These forward-looking statements are based on current expectations, estimates, and projections about Qlinks America's industry, management's beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding advertising, E-Commerce and services revenue; our expectations associated with and short- and long-term cash needs. In some cases, words such as "anticipates", "expects", "intends", "plans", "believes", "estimates", variations of these words, and similar expressions are intended to identify forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and in "Item 1 Risk Factors."

EXECUTIVE SUMMARY

     On February 1, 2008, as result of not being able to service our existing debt load while continuing to execute our business plan, we terminated our operations.

         Prior to the cessation of our business in February 2008, our operations consisted of delivering electronic based targeted advertising solutions for our clients through the usage of multi-channel venues. We focused our efforts, on behalf of our clients, on Communities of Interest (COI), which are those areas where the consumer lives and shops. We provided solutions through such channels as, print, internet, indoor and outdoor digital signage, cell phone, e-mail and text messaging. We focused our efforts on increasing the revenues and profits of consumer packaged goods (CPG) retailers, distributors, and manufacturers.

         During the year ended December 31, 2007, our operations focused on the continued development of our technological solution, while managing our limited cash flow to support limited operations and meeting existing debt obligations.

         It is our current plan to attempt to (a) acquire additional near-term capital through the sale of equity to a new controlling shareholder, (b) satisfy certain debt obligations through negotiation and transfer of certain business assets to those debt holders, and (c) remove all other debt through payoff (using new funds from sale of stock) and negotiation. It is anticipated that the new controlling shareholder will redefine and attempt to re-initiate our business plan.


         There can be no assurance that this series of events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

Revenue

         During the year ended December 31, 20077 we did not recognize any revenues from our continuing operations. During the year ended December 31, 2006, we recognized total revenues of $674,846. The decrease was due to the sale of our Qlinks Media Group division, as discussed above.

Historical revenue is comprised of three components, as follows:

o Advertising revenue is generated from the sale of advertising on the Company's two websites and its in-market electronic kiosks.

o Ecommerce revenue is generated from the sale of data sets via the Company's websites.

o    Consulting revenue is generated from the sale of consulting services.

Advertising

         Advertising revenue decreased $437,526 to $0 for the year ended December 31, 2007 compared to $437,526 for the year ended December 31, 2006. This decrease was primarily due to the completion of our market pilot in 2006 and the sale of our Qlinks Media Group division in May of 2007 and the subsequent reclassification of advertising revenue to discontinued operations as a result.

Ecommerce

         Ecommerce revenues decreased $237,320 to $0 for the year ended December 31, 2007 from $237,320 for the year ended December 31, 2006. This decrease was due to our sale of our Qlinks Media Group division in May of 2007 and the subsequent reclassification of Ecommerce revenue to discontinued operations as a result.

Costs of Revenue

         Costs of revenue consist primarily of supplies and materials, merchant services charges and equipment leasing.

         Costs of revenue decreased $23,964 to $32,245 for the year ended December 31, 2007 from $56,209 for the year ended December 31, 2006. This decrease was primarily due to our sale of our Qlinks Media Group division in May of 2007 and the subsequent reclassification of its Costs of Revenue to discontinued operations as a result. The decrease also results from the conclusion of our market pilot in 2007.

Operating Expenses

         Operating expenses decreased $779,729, to $1,012,681 for the year ended December 31, 2007 from $1,792,410 for the year-ended December 31, 2006. This decrease was due to our sale of our Qlinks Media Group division in May of 2007 and the subsequent reclassification of its operating expenses to discontinued operations as a result. Additionally, staff reductions and a decrease in contract professional services in 2007 accounted for a decrease in operating expenses from 2006.

Interest Expense

        Interest expense includes interest expense on our short- and long-term debt.

        Interest expense for the year ended December 31, 2007 increased by $111,990 to $202,479 as compared to $90,489 for the year ended December 31, 2006. The increase is as a result of the additional debt incurred in 2007 to fund our on-going operations.

Income Tax Expense (Benefit)

         The Company recorded a net income tax benefit of approximately $459,000 and $316,000 for the years ended December 31, 2007 and 2006, respectively.

         As of December 31, 2007, the Company continued to maintain a full valuation allowance on its net deferred tax asset as it determined it is more likely than not that the Company will not realize its deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. The
Company assessed the realizability of its deferred tax assets using all available evidence. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company's results of operations and financial position.

            The Company has estimated net operating loss carryforwards aggregating approximately $3,332,000 generated from February 18, 2003 (inception) through December 31, 2007, which expire through 2027. The deferred tax asset of approximately $1,300,000 related to this carryforward has been fully reserved.

LIQUIDITY AND CAPITAL RESOURCES

         As a development stage company, we have financed our operations primarily through debt and equity transactions. At December 31, 2007, we had a working capital deficit of approximately $1,745,000. Our principal source of liquidity was approximately $8,600 in cash, while our current liabilities were approximately $1,760,000 (including approximately $1,521,000 in short-term notes payable).

         Net cash used by operating activities for the years ended December 31, 2007 and 2006, respectively, was $954,422 and $828,003.

         Net cash provided by (used by) investing activities was $2,083 and ($361,726) for the years ended December 31, 2007 and 2006 respectively. During 2006, we purchased $331,726 in equipment to support our market launch/pilot and paid $30,000 in cash as part of our merger and acquisition with Global Envirotech, Inc.

         Net cash provided by financing activities was $871,891 and $1,235,270 for the years ended December 31, 2007 and 2006. During the year ended December 31, 2007, the majority of the cash flow provided by financing activities was from the issuance of notes payable of $600,266 and the $285,000 in proceeds from the sale of our Qlinks Media Group. During the year ended December 31, 2006, the cash flow provided by our financing activities was from the issuance of notes payable of $900,000 and from the sale of our common stock for $200,000.
         The conversion option on the majority of the Company's convertible notes expire in 2007 and early 2008, and there is no guarantee that the notes will be converted into Common Stock.

         Consequently, we are now dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

         In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2007 and 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2007, we had a working capital deficit of approximately $1,745,000 and reported an accumulated deficit of $3,454,541.

Off-Balance Sheet Arrangements

         We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations and Commercial Commitments

         The following summarizes our significant contractual obligations as of December 31, 2007, which is comprised of operating leases and principal and interest payments on our long-term debt, assuming no prepayments are made.


                             Payments due by period

Fiscal Years            Total           2008            2009-2011
------------            -----           ----            ---------

Long-term debt          $1,521,318      $1,521,318      $       -
Interest on debt(1)         43,628          43,628              -
Operating leases            37,004          23,476         13,528
-----------------------------------------------------------------
Total commitments       $1,601,950      $1,588,422      $  13,528


(1) Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2007 will be paid in accordance with its contractual terms and maturity and assumes interest rates on variable interest debt as of December 31, 2007 will remain unchanged in future periods.

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

 Revenue recognition

     We derived revenue from three sources: advertising sales, ecommerce and consulting revenue.

         Advertising sales

o Advertising sales from the Company's websites were generally purchased with a pre-paid contract for a specified number of months. Revenue from pre-paid advertising sales was recorded as a liability on the balance sheet at the time of purchase/payment and revenues were subsequently recognized ratably over the life of the advertising contract as the advertising is provided.

o                     Advertising   sales   from   the   Company's    electronic
                      advertising kiosks were recognized at the end of each month for which advertising was provided.

         Ecommerce revenue was recognized at the point-of-sale as the payment is collected immediately (via credit card) and there are no further obligations of the Company.

         Consulting revenue was recognized upon the performance of services.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective for us on January 1, 2007, but does not have a material impact on our financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for us for our fiscal year beginning on January 1, 2008. We are currently assessing the impact the adoption of SFAS No. 157 may have on our financial statements.

         In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement will be effective for us for our fiscal year beginning on January 1, 2008, and will permit entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The possible adoption of this statement is not expected to have a material effect on our financial statements.

         In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. SAB No. 108 is effective for our current 2007 fiscal year end. The adoption of SAB No. 108 did not have an impact on our financial statements.

Item 7.  Financial Statements

        The financial statements required pursuant to this item are included in this Annual Report on Form 10-KSB and are presented beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8A. Controls and Procedures
Disclosures Controls and Procedures

         We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and, as appropriate, to allow for timely decisions regarding required disclosure.

         As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 8A (T).   Controls and Procedures

Management's Annual Report on Internal Control over Financial Reporting.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation of

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use

         Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

         There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

        None.
                                    PART III

Item 9. Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

            The following table sets forth the names and ages of all of our Directors and Executive Officers, and the positions held by each such person as of December 31, 2007. Each of the directors holds office until the next annual meeting of shareholders and until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal. Each officer serves at the discretion of the Board.


Name                               Age          Position


James O. Mulford                   59           President & Chief Executive
                                                Officer, Director

Scott T. Jones                     45           Chairman of the Board of
                                                Directors and Secretary

Michael J. Flanagan                58           Senior Vice-President,
                                                Technology Solutions

            JAMES O. MULFORD is a co-founder of Qlinks America, Inc. He has served as our President, Chief Executive Officer and as a director since our inception in 2003. He was a co-founder of a large systems integrator (SSDS,
Inc), from 1986 to 1998 and held various senior management positions in SSDS, including Chairman, CEO, and Executive Vice President. From 1999-2003, Mr.
Mulford held executive positions in Knowledge Workers, Inc., a technology-enabled recruitment solutions company which he also co-founded. Mr. Mulford participated in the sale of both SSDS and Knowledge Workers to publicly held companies. Prior to his co-founding of SSDS and Knowledge Workers, Mr. Mulford served as an officer in the USAF (1970-1978) and held various technical and management positions with Contel Information Systems (1978-1986), which is now part of Verizon. He received a Bachelor of Science degree in Computer Science from the USAF Academy in 1970, and a Master of Science degree in Information Systems from UCLA in 1971.

            SCOTT T. JONES was appointed as Chairman of the Board of Directors in October 2007 Mr. Jones is currently the founder, President and CEO of FranChoice Inc, a franchise consulting group working with several franchises in over 20 different industries. He was President and CEO of a weight loss and fitness franchise from 2003-2005. Mr. Jones held various senior management positions with Sonsio Inc, an international outsource provider, including Executive Vice President, President and CEO from 1993-2003. He was founder of National Scholarship a national organization that provided athletic scouting information on high school athletes to many of the colleges in the United States. Prior to founding National Scholarship Mr. Jones was a Director for Jani-King, one of the largest franchises in the world. Mr. Jones also held the position of Vice President of Sales and Marketing for World Carpets in 1987-1988. He received a Bachelor of Administration degree in Business Marketing from Colorado State University in 1985.

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

            WILLIAM R. JONES was the founder of Qlinks America. Mr. Jones passed away in September 2007. He served as a director and the Secretary of the Company from 2003 through 2007. From 1980-2002 Mr. Jones served as founder, CEO and
President and from 2002-2006 as Chairman of Sonsio, the nation's largest automotive aftermarket warranty company. From 1976-1987 Mr. Jones founded and was President of Data National Corporation (formerly known as Service Business Systems) which served major oil companies with a computerized automotive preventative maintenance system which provided motorist a reminders for their vehicles. Mr. Jones affected the sale of this public reporting company to a group of investors who later took the company private. Mr. Jones served in the United States Army until 1956 and the National Guard until 1961. He graduated from the University of Utah in 1960 with a Bachelors of Arts degree in Economics and obtained an Industrial Relations Certificate from University of Utah.

Significant Employees and Family Relationships.

         As of December 31, 2007, we had no significant employees who were not either directors or officers of Qlinks.

     Mr. Scott T. Jones, Chairman of the Board of Directors and Secretary, is the son of our co-founder and former Chairman of the Board of Directors and Secretary, William R. Jones. As previously reported in our Form 8-K filed with the SEC, Mr. William R. Jones died in September of 2007. Mr. Mulford, as sole Director, appointed Mr. Scott Jones to fill the Director vacancy. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. There are no other family relationships among the officers, directors or any person chosen by Qlinks to become a director or officer.

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

Meetings of the Board and Committees

          The Board of Directors held 4 formal meetings during the year ended December 31, 2007, and 1 meeting subsequently through the Record Date. In addition, regular communications were maintained throughout the year among all of the officers and directors of Qlinks and the directors acted by unanimous consent 4 times during the year ended December 31, 2007 and 2 time subsequently through the Record Date. Qlinks has no standing audit, nominating or compensation committees.

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

          To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Qlinks for the three years ended December 31, 2007. This includes all compensation paid to each by Qlinks.


                           SUMMARY COMPENSATION TABLE

                                                                       Noneequity    Nonqualified
                                                                        incentive      deferred
                                                  Stock    Option         plan       compensation     All other
                              Salary      Bonus   awards    awards    compensation     earnings     compensation      Total
 Name & Position    Year        ($)        ($)      ($)     ($)(i)         ($)           ($)             ($)           ($)
------------------ ------- -------------- ------- -------- ---------- -------------- ------------- ---------------- -----------
James Mulford,      2007   $150,000 (b)     $-     $ -0-     $ -0-        $ -0-          $-0-           $ -0-        $150,000
CEO, President &    2006    $75,000 (a)     $-     $ -0-     $ -0-        $ -0-          $-0-        $60,000 (c)     $135,000
Director (a)        2005       $-0-         $-     $ -0-     $ -0-        $ -0-          $-0-        $60,000 (c)     $60,000

Michael R.M.
Thornley, Sr. VP    2007    $77,410(d)      $-     $ -0-    $-0-(j)       $ -0-         $ -0-         $9,435(e)      $86,845
of Finance,         2006    $75,000(a)      $-     $ -0-     $ -0-        $ -0-         $ -0-       $19,000 (c,f)    $94,000
Administration      2005        $-          $-     $ -0-     $ -0-        $ -0-         $ -0-            $-            $ -

Michael J.          2007    $150,000(g)     $-     $ -0-    $53,475       $ -0-         $ -0-           $ -0-        $203,475
Flanagan, Sr. VP    2006    $75,000(a)      $-     $ -0-     $ -0-        $ -0-         $ -0-        $60,000 (c)     $135,000
of Technology       2005       $-0-         $-     $ -0-     $ -0-        $ -0-         $ -0-        $15,000 (c)     $15,000

Dennis N.
Barnes, Sr. VP      2007    $31,827(h)      $-     $ -0-    $-0-(k)       $ -0-         $ -0-           $ -0-        $31,827
of Marketing        2006    $75,000(a)      $-     $ -0-     $ -0-        $ -0-         $ -0-        $13,500(c)      $88,500
Sales               2005       $-0-         $-     $ -0-     $ -0-        $ -0-         $ -0-           $-0-          $ -0-

William R. Jones    2007       $ -0-        $-     $ -0-     $ -0-        $ -0-         $ -0-           $ -0-         $ -0-
(l)                 2006       $-0-         $-     $ -0-     $ -0-        $ -0-         $ -0-           $ -0-         $ -0-
                    2005       $-0-         $-     $ -0-     $ -0-        $ -0-         $ -0-           $ -0-         $ -0-


(a) Partial year salary (July 1-December 31, 2006). Messrs. Mulford, Thornley, Flanagan and Barnes were appointed as officers of the Company and became salaried employees effective July 1, 2006. Prior to this date they provided services to the Company on a consulting basis.

(b) - Mr. Mulford earned $150,000 in salary during 2007 and was paid $125,800. Unpaid compensation owed to Mr. Mulford is reflected in the financial statements as of December 31, 2007.

(c) - Includes fees paid and/or earned for consulting services provided to the Company prior to July 1, 2006.

(d) - Partial year salary due to Mr. Thornley's resignation from the company effective July 15, 2007.

(e) Mr. Thornley provided services to the Company on a consulting basis after his resignation as an officer of the Company on July 15, 2007.

(f) - Mr. Thornley elected to receive $9,000 in exchange for consulting services (non-employee) in the form of common stock of the Company in 2006 at a price of $0.30 per share, total of 30,000 shares.

(g) - Mr. Flanagan earned $150,000 in salary during 2007 and was paid $125,600. Unpaid compensation owed to Mr. Flanagan is reflected in the financial statements as of December 31, 2007.

(h) - Partial year salary due to Mr. Barnes' resignation from the company effective March 16, 2007.

(i) - The amounts in column entitled "Option Awards" reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R) of awards granted pursuant to the Company's 2007 "Key Personnel Stock Option Plan". Assumptions used in the calculation of this amount are included in footnote 6 to the Company's audited financial statements for the fiscal year ended December 31, 2007 included in this report.

(j) Mr. Thornley was granted approximately $26,737 in stock option awards pursuant to the Key Personnel Stock Option plan in 2007. The options were exercisable for 30 days after employment with the Company terminates. As a result of Mr. Thornley's resignation on July 15, 2007, these awards were forfeited August 15, 2007.

(k) Mr. Barnes was granted approximately $22,281 in stock option awards pursuant to the Key Personnel Stock Option plan in 2007. The options were exercisable for 30 days after employment with the Company terminates. As a result of Mr. Barnes' resignation on March 16, 2007, these awards were forfeited April 16, 2007.

(l) - On September 6, 2007, Qlinks America, Inc. was informed of the death of its Chairman of our Board of Directors and Secretary, William R. Jones, who passed away on September 5, 2007. Mr. Jones founded Qlinks America, Inc. in 2003 and served as an officer and director since its inception.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2007 the "Named Executive Officers"):


--------------- --------------------------------------------------------------- -----------------------------------------------
                                        Option Awards                                            Stock awards
--------------- --------------------------------------------------------------- ----------------------------------------------

                                                                                                                    Equity
                                                                                                                    incentive
                                            Equity                                                                  plan
                                           incentive                                                    Equity      awards:
                                             plan                                                       incentive   Market or
                                            awards:                                                     plan        payout
                 Number of    Number of    Number of                            Number of   Market      awards:     value of
                securities   securities   securities                            shares or   value of    Number of   unearned
                underlying   underlying   underlying                            units of    shares of   unearned    shares,
                unexercised  unexercised  unexercised  Option        Option     stock       units of    shares,     units or
                  options      options     unearned    exercise    expiration   that have   stock       units or    others
     Name           (#)          (#)        options      price        date      not vested  that have   other       rights
                exercisable  unexercisable    (#)         ($)                       (#)     not         rights      that have
                                                                                              vested    that have   not
                                                                                               ($)      not           vested
                                                                                                        vested (#)     ($)
--------------- ------------ ------------ ------------ ----------- ------------ ----------- ----------- ----------- -----------
--------------- ------------ ------------ ------------ ----------- ------------ ----------- ----------- ----------- -----------
James O.
Mulford,
President &
CEO                 -0-          -0-          -0-        $ -0-          -          -0-        $ -0-        -0-         -0-
--------------- ------------ ------------ ------------ ----------- ------------ ----------- ----------- ----------- -----------
--------------- ------------ ------------ ------------ ----------- ------------ ----------- ----------- ----------- -----------

--------------- ------------ ------------ ------------ ----------- ------------ ----------- ----------- ----------- -----------
--------------- ------------ ------------ ------------ ----------- ------------ ----------- ----------- ----------- -----------
Michael R.M.
Thornley, Sr
VP of Finance
and                 -0-          -0-          -0-        $ -0-          -          -0-        $ -0-        -0-         -0-
Administration
--------------- ------------ ------------ ------------ ----------- ------------ ----------- ----------- ----------- -----------
--------------- ------------ ------------ ------------ ----------- ------------ ----------- ----------- ----------- -----------

--------------- ------------ ------------ ------------ ----------- ------------ ----------- ----------- ----------- -----------
--------------- ------------ ------------ ------------ ----------- ------------ ----------- ----------- ----------- -----------
Michael J.
Flanagan, Sr.
VP or             150,000      100,000        -0-        $0.50     12/31/2014
Technology        250,000        -0-          -0-        $0.10     03/01/2008      -0-        $ -0-        -0-         -0-
--------------- ------------ ------------ ------------ ----------- ------------ ----------- ----------- ----------- -----------

          We do not have written plans to pay bonuses or deferred compensation to our employees.

          We adopted a medical insurance plan for our employees and their dependents partly at our cost beginning July 1, 2006. During the three-years ended December 31, 2007 we did not offer dental insurance, life insurance or other discretionary disability and other insurance plans to any employees.

Options/SAR Grants

Stock Options and Option Plans

                 In March of 2003, options to purchase 500,000 shares of our common stock at $0.10 per share were granted to two non-employee consultants (250,000 options each) in exchange for their services to the company. These options were granted prior to us becoming a small business issuer in 2006. See item (d)"Aggregated Option Exercises in Last Fiscal year" for exercise information.

            During the year ended December 31, 2006, we did not have any formal stock option plans to grant options to executive officers or employees.

            Pursuant to the terms of the Key Personnel Stock Option Plan, which was adopted by our shareholders and the Board of Directors on January 8, 2007, the Company granted options to purchase shares of its common voting stock to six individuals, who were not officers or directors of the Company. The options were for the purchase of 775,000 shares of common voting stock. The options are exercisable at a price of $0.50 per share. The options are exercisable in increments as they vest to each optionee. The options are exercisable for a period of five years from the date of the vesting of each increment. The vesting schedule is as follows:

     The right to purchase 275,000 shares vested January 8, 2007;

     The right to purchase an additional 200,000 shares vests December 31, 2007;

     The right to purchase an additional 150,000 shares vests December 31, 2008;

     and The right to purchase an additional 150,000 shares vests December 31, 2009

            Shares purchased under the Stock Option Plan may be paid for in cash or other acceptable form of payment or by a properly executed promissory note and security agreement. The options are issued pursuant to the exemption in 4(2) of the Securities Exchange Act as all recipients are key personnel of the company and intimately involved in its operations.

We have not adopted any other stock option or stock appreciation rights plan.

Aggregated Option Exercises in Last Fiscal Year

            None

Long Term Incentive Compensation Plans, and Defined Benefit and Actuarial Plans

            None

Compensation of Directors

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2007:


----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------

                                                                                Nonqualified
                                                                 Non-equity       deferred
                   Fees earned                                   incentive      compensation       All other
                   or paid in    Stock awards      Option           plan          earnings       compensation        Total
      Name            cash            ($)        awards ($)     compensation         ($)            ($) (1)           ($)
                       ($)                                          ($)
----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------
----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------
James O. Mulford      $ -0-          $ -0-          $ -0-          $ -0-            $ -0-          $ 125,800       $ 125,800
----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------
----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------

----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------
----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------
William R. Jones      $ -0-          $ -0-          $ -0-          $ -0-            $ -0-             $ -             $ -
----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------
----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------

----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------
----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------
Scott T. Jones        $ -0-          $ -0-           $ -           $ -0-            $-0-              $ -             $ -
----------------- -------------- -------------- -------------- --------------- ---------------- ---------------- --------------

     (1) The other compensation consists of Mr. Mulford's salary ($150,000 earned, less unpaid compensation of $24,200) for his services as an officer of the Company for the year ended December 31, 2007.

     (2) On September 6, 2007, we were informed of the death of our Chairman of our Board of Directors and Secretary, William R. Jones, who passed away on September 5, 2007. Mr. Jones founded Qlinks America, Inc. in 2003 and served as an officer and director since its inception.

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

Employment   Agreements,   Termination  of  Employment  and  Change  in  Control
Agreements

          None of our executive officers had formal employment or change in control agreements in place as of December 31, 2007. All executive officers were hired with letters detailing the terms of their employment that provide for a rate of annual compensation, which will be reviewed annually. The letters also provide for the officer's participation in our standard benefit plans and policies.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
Related   Stockholder   Matters  Ownership  of  Certain  Beneficial  Owners  and
Management.

The following table sets forth information regarding the ownership of our common stock as of December 31, 2007 by:

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


                                                                       Beneficial Ownership

Beneficial Owner                                            Number of Shares       Percent of Total (Fully
                                                                                       Diluted Shares)*


Estate of William R. Jones (1)(2)                              5,525,000                    23.72%

James O. Mulford (3)                                           4,450,000                    19.10%

Volckmann Family Trust (4)                                     4,113,300                    17.66%

Michael J. Flanagan (5)                                          400,000                     1.71%
                                                       --------------------------- --------------------------
     Total of all officers and directors, as a group           4,850,000                    62.19%

The address for all of the above directors and officers are:

         PO Box 631837
         Highlands Ranch, CO 80163

* As of December 31, 2007, based upon 18,781,680 shares of our common stock issued and outstanding, options exercisable for 1,091,667 shares of our common stock and warrants exercisable for 3,423,333 shares of our common stock for 23,296,680 shares of common stock on a fully diluted basis.

(1) Includes 500,000 shares that the Estate of William R. Jones has the right to acquire by exercising warrants to purchase shares of the Company's common stock at $0.30 per share, issued in connection with a Convertible Promissory Note dated August 1, 2007.
(2) Includes 400,000 shares that the Estate of William R. Jones has the right to acquire by exercising conversion rights associated with Convertible Promissory Notes outstanding as of December 31, 2007. ($134,000 notes convertible at $0.30 per share (400,000 shares)).
(3) Includes 850,000 shares of common stock held in the name of First Regional Bank Custodian FBO James O. Mulford, IRA. (4) Includes 2,000,000 shares that the Volckmann Family Trust has the right to acquire by exercising warrants to purchase shares of the Company's common stock at $0.30 per share, issued in connection with a Convertible Promissory Note dated August 1, 2007.
(5) Mr. Flanagan has options to purchase 400,000 shares of the Company's common stock. 250,000 options were issued to him as a consultant (prior to employment and/or officer status) in March 2003 (prior to Qlinks becoming a small business issuer) and 150,000 options were granted to Mr. Flanagan pursuant to the Company's 2007 "Key Personnel Stock Option Plan".

Change of Control Arrangements

    None

Equity Compensation Plan Information

    None

Item  12.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence

          We provide the following information regarding transactions among officers, directors and significant shareholders of Qlinks during the most recent two fiscal years and during the subsequent fiscal year.

Corporate Loans from Officers and Employees

          During the years ended December 31, 2007, 2006 and 2005, we have been required to borrow funds from certain executive officers in order to finance our operations. Our borrowings from our officers and directors at December 31, 2007 are as follows (principal amounts only):


                                                      Balance at          Balance at          Balance at
                                                  December 31, 2007    December 31, 2006   December 31, 2005
------------------------------------------------- ------------------- -------------------- ------------------

William R. Jones (Estate of William R. Jones)               $294,000             $272,375           $157,452
(2)
------------------------------------------------- ------------------- -------------------- ------------------
------------------------------------------------- ------------------- -------------------- ------------------

James O. Mulford                                              39,550               25,000                -0-
------------------------------------------------- ------------------- -------------------- ------------------
------------------------------------------------- ------------------- -------------------- ------------------

Shine Foundation (1)                                         135,000              100,000                -0-
------------------------------------------------- ------------------- -------------------- ------------------

     (1) Shine Foundation is a charitable giving trust of James O. Mulford. Mr. Mulford is the President of the Shine Foundation, but has no beneficial interest in the trust.
                                       23

     (2) On September 6, 2007, Qlinks America, Inc. was informed of the death of its Chairman of our Board of Directors and Secretary, William R. Jones, who passed away on September 5, 2007. Mr. Jones founded Qlinks America, Inc. in 2003 and served as an officer and director since its inception.

Unpaid Compensation Due to Officers and Directors

          During the years ended December 31, 2007, 2006 and 2005, we had insufficient funds to pay certain payroll and consulting fees owed to directors and officers, as follows:


                                                          Balance at           Balance at          Balance at
                                                       December 31, 2007    December 31, 2006   December 31, 2005

----------------------------------------------------- -------------------- -------------------- ------------------

William R. Jones (Estate of William R. Jones) (1)               $  20,000              $20,000            $20,000
----------------------------------------------------- -------------------- -------------------- ------------------
----------------------------------------------------- -------------------- -------------------- ------------------

James O. Mulford                                                   45,000               26,250             60,000
----------------------------------------------------- -------------------- -------------------- ------------------
----------------------------------------------------- -------------------- -------------------- ------------------

Michael R.M. Thornley (2)                                             -0-                6,250                -0-
----------------------------------------------------- -------------------- -------------------- ------------------
----------------------------------------------------- -------------------- -------------------- ------------------

Michael J. Flanagan                                                67,000               48,250             22,000
----------------------------------------------------- -------------------- -------------------- ------------------
----------------------------------------------------- -------------------- -------------------- ------------------

Dennis N. Barnes (3)                                                  -0-                6,250                -0-
----------------------------------------------------- -------------------- -------------------- ------------------
----------------------------------------------------- -------------------- -------------------- ------------------

Consultants                                                           -0-                  -0-             17,000
----------------------------------------------------- -------------------- -------------------- ------------------

          When funds are owed to our executive officers, we have agreed to keep them advised with respect to our cash receipts and expenditures.

     (1) On September 6, 2007, Qlinks America, Inc. was informed of the death of its Chairman of our Board of Directors and Secretary, William R. Jones, who passed away on September 5, 2007. Mr. Jones founded Qlinks America, Inc. in 2003 and served as an officer and director since its inception.

     (2) Mr. Thornley resigned from Qlinks effective July 15, 2007.

     (3) Mr. Barnes resigned from Qlinks effective March 16, 2007.

ITEM 13.  EXHIBITS


     Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.


    Exhibit
    Number                                             Description of Document
    ------                                             -----------------------

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services

          Our principal auditors are Jaspers + Hall, P.C. We had no relationship with Jaspers + Hall, P.C. before we retained them on April 20, 2006.

Audit Fees

          During our 2007 fiscal year, our principal accountant, Jaspers + Hall, billed us aggregate fees in the amount of $8,000, as follows:

     o $8,000 for professional services that Jaspers + Hall provided during our fiscal 2007 for the audit of Qlinks America, Inc. financial statements for the year ended December 31, 2006.

     o Services included these audited financial statements, review of the financial statements included in our report on 10-QSB, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit-Related Fees

          None

Tax Fees

          Anton Collins & Mitchell, LLP, billed us aggregate fees of $3,058 during the year ended December 31, 2007 for tax compliance, tax advice, and tax planning.

All Other Fees

          None

JASPER + HALL, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
 (303) 796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT

Board of Directors
Qlinks America, Inc.
Highlands Ranch, Colorado

We have audited the accompanying balance sheet of Qlinks America, Inc.(A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from February 18, 2003 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qlinks America, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended and from February 18, 2003 (inception) to December 31, 2007, in conformity with generally accepted accounting principles in the United States.

As discussed in Note 1 and 2 to the financial statements, the Company terminated all remaining operations. This action raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or adjustments relating to the establishment, settlement, and classification of liabilities that may be required in connection with terminating operations.


JASPER + HALL, PC
/s/JASPER + HALL, PC
--------------------
Denver, Colorado
March 17, 2008
                                       F-1



                         QLINKS AMERICA, INC.
                    (A Development Stage Company)
                            BALANCE SHEETS
                              (Audited)


                                                                          December 31, 2007        December 31, 2006
                                                                       ------------------------  -----------------------
Current Assets
         Cash                                                                          $ 8,667                 $ 89,115
         Accounts Receivable, net (Note 3)                                                   -                   40,975
         Prepaid Expenses                                                                6,203                   46,006
                                                                       ------------------------  -----------------------
   Total Current Assets                                                                 14,870                  176,096
                                                                       ------------------------  -----------------------
Fixed Assets (Note 7)
Fixed Assets - Cost                                                                    344,672                  375,600
        Accumulated Depreciation                                                      (115,201)                 (66,730)
                                                                       ------------------------  -----------------------
   Fixed Assets, Net                                                                   229,471                  308,870
                                                                       ------------------------  -----------------------
Amortizable Intangible Assets (Note 4)
         Technology & Licenses                                                         729,150                  944,607
         Accumulated Amortization                                                     (684,375)                (588,818)
                                                                       ------------------------  -----------------------
   Amortizable Intangible Assets, net                                                   44,775                  355,789
                                                                       ------------------------  -----------------------
Other Assets
        Goodwill (Note 2)                                                              600,000                  678,504
        Deposits                                                                         1,988                    1,988
                                                                       ------------------------  -----------------------
   Total Other Assets                                                                  601,988                  680,492
                                                                       ------------------------  -----------------------
TOTAL ASSETS                                                                   $       891,104         $      1,521,247
                                                                       ========================  =======================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
   Liabilities
      Current Liabilities
Accounts Payable                                                                      $ 23,261                $ 153,841
Accrued Liabilities                                                                     39,558                   71,496
Unpaid Compensation                                                                    132,000                  107,000
Accrued Interest                                                                        43,628                   14,805
Notes Payable - Short Term (Note 8)                                                  1,521,318                  941,477
Current Portion - Long Term Debt (Note 8)                                                    -                   17,783
                                                                       ------------------------  --------------------------
         Total Current Liabilities                                                   1,759,765                1,306,402
                                                                       ------------------------  -----------------------
      Long Term Liabilities
         Long-Term Debt, net of current portion (Note 8)                                     -                   89,500
                                                                       ------------------------  -----------------------
      Total Long Term Liabilities                                                            -                   89,500
                                                                       ------------------------  -----------------------
   Total Liabilities                                                                 1,759,765                1,395,902

   Stockholders' (Deficit) Equity
Common Stock, no par value (100,000,000 shares authorized, 18,781,680 and 18,691,680 outstanding as of December 31, 2007 and December 31, 2006, respectively)

      Additional Paid in Capital                                                     2,585,880                2,456,504
      Retained Earnings (Deficit)                                                   (3,454,541)              (2,331,159)
                                                                       ------------------------  -----------------------
   Total Stockholders' (Deficit) Equity                                               (868,661)                 125,345
                                                                       ------------------------  -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                 $ 891,104              $ 1,521,247
                                                                       ========================  =======================

The accompanying notes are an integral part of the financial statements.



                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATION
                                    (Audited)

                                                                Since Inception
                                   Year-Ended December 31,        2/18/03-
                                   2007              2006         12/31/07
                                ------------    -----------  ------------
Revenue
    Ecommerce                           $ -       $ 437,526     $ 498,199
    Advertising Sales                     -         237,320       254,303
    Consulting Fee                        -               -        39,608
                                ------------    -----------  ------------
 Total Revenue                            -         674,846       792,110

 Cost of Revenue                                                    -
    Supplies and Materials            3,706          37,100        40,806
    Merchant Services                     -          14,789        18,070
    Equipment Leasing                28,539           4,320        32,859
                                ------------    -----------  ------------
 Total Cost of Revenue               32,245          56,209        91,735
                                ------------    -----------  ------------
 Gross Profit                       (32,245)        618,637       700,375

 Expenses
 Compensation & Benefits          $ 646,920         854,094     1,541,171
    Professional Fees                82,988         296,968     1,004,126
    Depreciation & Amortization     215,175         224,685       870,723
    Office & Facility                23,794         100,341       221,003
 Research & Development              10,969          95,646       106,615
    Travel & Entertainment           24,469          59,450       135,751
    Advertising & Promotion          10,575          79,517        90,092
    Commissions & Fees                    -           7,500        40,000
    Bad Debts (Note 3)               (2,209)         74,209        72,000
                                ------------    -----------  ------------
 Total Expenses                   1,012,681       1,792,410     4,081,481
                                ------------    -----------  ------------
Net Loss from Operations         (1,044,926)     (1,173,773)   (3,381,106)

 Other Income and Expense
 Other Income
    Interest Earned                       -               -        17,700
    Debt Forgiveness                      -               -       134,950
    Other Income                          -               -         4,803
                                ------------    -----------  ------------
 Total Other Income                       -               -       157,453

 Other Expense
    Interest Expense                202,479          90,489       350,398
    Impairment of Goodwill           78,504               -        78,504
    Loss on Sale of Asset                50               -            50
    Penalties and Settlements             -               -         4,513
    Taxes and Licenses                  710               -           710
    Income Tax Expense (benefit)
     (Note 10)                            -               -             -
                                ------------    -----------  ------------
 Total Other Expense                281,743          90,489       434,175
                                ------------    -----------  ------------
 Net Other Loss                    (281,743)        (90,489)     (276,722)
                                ------------    -----------  ------------

Net Loss from Continuing
 Operations                      $(1,326,669)  $ (1,264,262)  $(3,657,828)
                                -------------   -----------  ------------
 Discontinued Operations
 Income from Discontinued
  Operations                         27,405               -        27,405
 Unrealized Gain on Sale of
  Other Assets                      175,882               -       175,882
                                ------------    -----------  ------------




                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATION
                                    (Audited)
(continued)


Net Income from Discontinued
 Operations                       $i203,287             $ -     $ 203,287
                                -------------   -----------  ------------
Net Income                      $ (1,123,382)  $ (1,264,262) $ (3,454,541)
                                =============   ===========  ============
 Weighted average common shares
      outstanding-basic           18,777,543     18,213,940    15,057,535
                                ============    ===========  ============
 Weighted average common shares
       outstanding - diluted      18,777,543     18,213,940    15,057,535
                                ============    ===========  ============

Basic Loss per common share -
 Note 5                              $ (0.06)  $      (0.07)        (0.23)
                                ------------    -----------  ------------
Diluted Loss per common share -
Note 5                               $ (0.06)  $      (0.07)        (0.23)
                                ------------    -----------  ------------


The accompanying notes are an integral part of the financial statements.

                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICT) EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                    (Audited)

                                                   Number of            Common Stock    Additional      Retained Earnigs      Total
                                                  Common Shares         (no par value) Paid-in Capital  (Defict)
                                                  ----------------------------------------------------------------------------------

 Beginning balance, February 18, 2003 (Inception)               -            $ -              $ -                $ -            $ -

Issuance of stock                                      13,700,000              -        1,119,000                  -      1,119,000
Net income (loss)                                               -              -                -           (626,989)      (626,989)
                                                  ----------------------------------------------------------------------------------
 Balance, December 31, 2003                            13,700,000            $ -      $ 1,119,000         $ (626,989)     $ 492,011

Issuance of stock for cash                                100,000              -           20,000                  -         20,000
Net income (loss)                                               -              -                -           (298,663)      (298,663)
                                                  ----------------------------------------------------------------------------------
 Balance, December 31, 2004                            13,800,000            $ -      $ 1,139,000         $ (925,652)     $ 213,348

Issuance of stock for acquisition                         250,000              -           50,000                  -         50,000
Net income (loss)                                               -              -                -           (141,245)      (141,245)
                                                  ----------------------------------------------------------------------------------
 Balance, December 31, 2005                            14,050,000            $ -      $ 1,189,000       $ (1,066,897)     $ 122,103
                                                  ==================================================================================
Conversion of accrued compensation to stock               470,000              -           77,000                  -         77,000
Conversion of notes payable to stock                    1,250,000              -          250,000                  -        250,000
Exercise of stock options and warrants                    330,000              -           83,000                  -         83,000
Stock compensation                                         30,000              -            9,000                  -          9,000
Issuance of stock for cash                                400,000              -          200,000                  -        200,000
Acquisition of Global Envirotech                        2,161,680              -          648,504                  -        648,504
Net income (net loss)                                           -              -                -         (1,264,262)    (1,264,262)
                                                  ----------------------------------------------------------------------------------
 Ending balance, December 31, 2006                     18,691,680            $ -      $ 2,456,504       $ (2,331,159)     $ 125,345
                                                  ==================================================================================
Issuance of stock for cash                                 90,000              -           45,000                  -         45,000
Stock compensation                                              -              -           84,376                  -         84,376
Net (loss)                                                      -              -                -         (1,123,382)    (1,123,382)
                                                  ----------------------------------------------------------------------------------
 Ending balance, December 31, 2007                     18,781,680              -      $ 2,585,880       $ (3,454,541)    $ (868,661)
                                                  ==================================================================================

The accompanying notes are an integral part of the financial statements.



                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                    (Audited)

                                                                                              Since Inception
                                                                Year Ended  December 31,       2/18/03-
                                                                 2007           2006          12/31/2007
                                                             -------------- --------------  ----------------
Cash flow from operating activities:
Net Loss                                                      $ (1,123,382) (1,264,262.00)     $ (3,454,541)
Adjustment for net income from discontinued operations            (203,287)             -          (203,287)
                                                             -------------- --------------  ----------------
Loss from continuing operations                               $ (1,326,669)  $ (1,264,262)     $ (3,657,828)
Adjustments to reconcile net loss to net cash provided (used)
 by operations:
Depreciation                                                        58,572         35,764           125,302
Impairment of goodwill                                              78,504              -            78,504
Non-cash interest expense (including note payable discount)         89,583         14,708           106,374
Non-cash stock compensation expense                                 84,376         10,250            94,626
Fixed asset write-off                                                8,160              -             8,160
Amortization of technology and licenses                            156,603        188,321           744,821
Forgiveness of debt                                                      -              -          (134,950)
Bad debt expense                                                    (2,209)        74,209            72,000

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                           6,629        (81,994)         (106,346)
(Increase) decrease in prepaid expenses                             39,803        (46,006)           (6,203)
(Increase) decrease in other current assets                              -          1,000                 -
(Increase) in other assets                                               -         (1,988)           (1,988)
Increase (decrease) in accounts payable                           (130,378)       152,694            24,813
Increase in accrued liabilities                                      3,213        101,301           163,812
Increase (decrease) in accrued compensation                         25,000        (12,000)          132,000
Net effect of discontinued operations                              (45,609)             -                 -
                                                             -------------- --------------- ---------------
Net cash provided (used) by operating activities                  (954,422)      (828,003)       (2,356,903)

Cash flow from investing activities:
Loans to officers                                                        -              -          (120,000)
Purchase of fixed assets                                                 -       (331,726)         (375,699)
Sale of fixed assets                                                 2,083              -             2,083
Acquisition of technology and licenses                                   -              -          (894,607)
Cash paid for Global Envirotech acquisition                              -        (30,000)          (30,000)
                                                             -------------- --------------  ----------------
Net cash provided (used) by investing activities                     2,083       (361,726)       (1,418,223)

Cash flow from financing activities:
Proceeds from issuance of notes payable                            600,266        900,000         2,084,778
Payments of notes payable                                         (123,125)       (24,730)         (149,126)
Conversion of accrued compensation to stock (non-cash)                   -         77,000            77,000
Conversion of accounts payable to notes payable (non-cash)          64,750              -            64,750
Proceeds from sale of Qlinks Media Group                           285,000              -           285,000
Proceeds from sale of stock                                         45,000        200,000         1,384,000
Proceeds from exercise of stock warrants and options                     -         83,000            83,000
                                                             -------------- --------------  ----------------
Net cash flow provided (used) by financing activities              871,891      1,235,270         3,829,402

                                                             -------------- --------------  ----------------
Net increase (decrease) in cash                                    (80,448)        45,541            54,276

Cash, Beginning of Year/Period                                      89,115         43,574                 -
                                                             -------------- --------------  ----------------
Cash, End of Year/Period                                         $   8,667       $ 89,115         $  54,276
                                                             ============== ==============  ================

Cash paid for interest                                           $ 112,896       $ 75,781         $ 133,211
                                                             ============== ==============  ================
Cash paid for income taxes                                       $ -             $ -              $ -
                                                             ============== ==============  ================
Supplemental non-cash disclosures:
Officer loan offset against notes payable                        $ -             $ -              $ 120,000
                                                             ============== ==============  ================
Stock issuance for ThinkBurst Media asset purchase               $ -             $ -              $  50,000
                                                             ============== ==============  ================
Conversion of notes payable to equity                            $ -             $ 250,000        $ 250,000
                                                             ============== ==============  ================
Conversion of accrued compensation to stock                      $ -             $  77,000        $  77,000
                                                             ============== ==============  ================
Conversion of accounts payable to notes payable                  $ 64,750        $ -              $ -
                                                             ============== ==============  ================


The accompanying notes are an integral part of the financial statements.

                              QLINKS AMERICA, INC.
                          (A Development Stage Company
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.     Organization and Summary of Significant Accounting Policies

(1)  Organization

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

     The predecessor organization to the current Company was Qlinks America, LLC, originally formed in 2001 as a Colorado Limited Liability Company owned by the former Chairman of Qlinks America, Inc., William R. Jones, and Office Technology Systems ("OTS").

         In 2003, Mr. Jones contributed his interests in the software and the hardware of Qlinks America, LLC and the Company also purchased OTS' ownership interests in Qlinks America, LLC to form the basis for the present day Company.

         Company Overview. Qlinks America, Inc. has been a development-stage company with plans to deliver technology-based, loyalty and advertising solutions within existing Communities of Interest ("COI") to increase revenues and profits for consumer packaged goods (CPG) retailers, distributors, and manufacturers. In late 2007, the Company could not acquire sufficient capital to sustain its current plans. In addition, the Company's current debt obligations cannot be fully serviced. Most of the Company's large debt obligations were due at the end of December 2007. As a result, the Company initiated discussions with large debt holders to alleviate that debt through a transfer of certain business assets to these debt holders.

Cessation of Operations

     On February 1, 2008, the remaining operations of the Company were terminated. Our near term activities will be to satisfy certain debt obligations through negotiation and transfer of certain business assets to those debt holders, and remove all other debt through payoff and negotiation.

         Our Qlinks Media Group division (classified as Discontinued Operations in our financial statements due to its sale on May 18, 2007) operated a network of online communities providing a variety of e-commerce products and services for IT professionals. These online communities included the GeoCommunity(TM) and the Wireless Developer Network(TM). These two convergent online communities provided technical professionals with a valuable online source for geographic data, industry news, software, discussion forums, job postings, product research and other tools.

         Until May 2007 Qlinks operated its business as two operating  segments:
Qlinks Retail Group (technology-based, advertising and loyalty solutions) and Qlinks Media Group (operation of two websites). Qlinks Media Group was sold in May of 2007 and is reported as discontinued operations.

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

Other Items

         Fair value of financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Reclassifications

None

Recent Accounting Pronouncements
         In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective for us on January 1, 2007, but does not have a material impact on our financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for us for our fiscal year beginning on January 1, 2008. We are currently assessing the impact the adoption of SFAS No. 157 may have on our financial statements.

         In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement will be effective for us for our fiscal year beginning on January 1, 2008, and will permit entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The possible adoption of this statement is not expected to have a material effect on our financial statements.

         In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. SAB No. 108 is effective for our current 2007 fiscal year end. The adoption of SAB No. 108 did not have an impact on our financial statements.

2. Goodwill

         Changes in the carrying amounts of goodwill for the year ended December 31, 2007 are as follows:

                                                      Total
                                                     Goodwill
                                                   ------------
Balance as of December 31, 2006                    $  678,504
    Impairment of goodwill                            (78,504)
                                                   ------------
Balance as of December 31, 2007                      $600,000
                                                   ============

          At December 31, 2007, upon the completion of an impairment review of the goodwill which had been generated by the Company's acquisition of Global Envirotech, Inc. in May, 2006, the Company decided to write down goodwill by $78,504. This adjustment resulted primarily from the lack of revenue generated in 2007 and the continued cash flow challenges faced by the Company. The Company continues to evaluate goodwill and does not believe any further impairment exists at this time.

Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its technology, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from February 18, 2003 (inception) through the period ended December 31, 2007 of $3,454,541. In addition, the Company's development activities since inception have been financially sustained through equity financing and the issuance of debt.

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

3. Accounts Receivable/Bad Debt

The Company's accounts receivable and related bad debt expense is as follows:

                                                                December 31,
Accounts Receivable:                                      2007              2006
                                                    ----------------- ------------------
   Trade accounts receivable                           $           -          $  43,184
   Other receivables - See note                                    -             72,000
                                                    ----------------- ------------------
       Total Accounts Receivable                                   -            115,184
   Allowance for uncollectible accounts                            -            (72,209)
                                                    ----------------- ------------------
       Accounts Receivable, net                        $           -          $  40,975
                                                    ================= ==================
Bad Debt Expense:
Trade accounts receivable                              $      (2,209)         $   2,209
Other receivables - See note                                       -             72,000
                                                    ----------------- ------------------
      Total Bad Debt Expense                           $      (2,209)         $  74,209
                                                    ================= ==================


Note - The Company paid a $72,000 deposit towards kiosk equipment for its market pilot in July 2006. The supplier of the kiosks did not meet delivery deadlines for the equipment and the purchase order was subsequently cancelled. The return of the deposit was demanded but not been received as of December 31, 2006. In the first quarter of 2007, the Company was notified that the supplier had ceased operations, declared bankruptcy and had transferred the purchase order to a French company. As a result, the receivable and related allowance was written off in September 2007.

4. Intangible Assets

         Identifiable intangibles are amortized over an estimated finite life of five years are stated at cost less accumulated amortization. The following table summarizes identifiable intangible assets:


                                                   December 31, 2007                            December 31, 2006
                                                   -----------------                            -----------------
                                                                          Net                                         Net
                                           Gross       Accumulated     Carrying         Gross      Accumulated     Carrying
       Identifiable intangible assets     Amount       Amortization     Amount         Amount      Amortization     Amount
       ---------------------------------------------------------------------------- -------------------------------------------

       Technology  &  Licenses            $729,150      $684,375       $44,775        $944,607     $588,818        $355,789

Amortization expense of identifiable intangible assets was $156,603 and $188,921 for the years ended December 31, 2007 and 2006, respectively. The $215,457 decrease in gross amount of Technology and Licenses during the year ended December 31, 2007 is due to the May 2007 sale of the Company's Qlinks Media Group.

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


                                                                     12/31/07            12/31/06
                                                                 -----------------    ----------------
Notes payable - convertible to common stock                               566,667           2,400,000
Options - issued to consultants                                           250,000             250,000
Warrants - issued in connection with convertible notes                  2,933,000           1,750,000
Warrants - issued in connection with $1.5 million Private                  90,000             400,000
   Offering Memorandum dated June 20, 2006
                                                                 -----------------    ----------------
       Total common stock equivalents                                   3,839,667           4,800,000
                                                                 =================    ================


6.  Share-Based Compensation

         We adopted SFAS 123R effective January 1, 2006 using the modified prospective method. We did not have a previous method of accounting for the recognition of stock-based compensation arrangements as we did not have a stock option plan until January 2007 and, accordingly, did not recognize any stock compensation expense in prior years.

         Our statements of operations from January 1, 2007 forward include charges for stock-based compensation. We recognized $84,376, or $0.004 per share, of compensation expense in the statement of operations for the year ended December 31, 2007 and $0, or $0.00 per share, of compensation expense in the statement of operations for the year ended December 31, 2006 with respect to our stock-based compensation plans. The following table summarizes stock-based compensation expenses recorded in the statements of operations:


                                                                        Year Ended          Year Ended
                                                                       December 31,        December 31,
                                                                           2007                2006
                                                                   --------------------  ------------------
Compensation and benefits                                          $            84,376   $               0
                                                                     ------------------    ----------------
                                                                   $            84,376   $               0
                                                                   ====================  ==================

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

                                                Year Ended     Year Ended
                                                December 31,   December 31,
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

*  None granted.

     The following is a summary of stock option activity under the Plan for the year ended December 31, 2007:

                                                                   Weighted-     Weighted-
                                                                    Average       Average
                                                                    Exercise     Remaining
                                                                     Price       Contractual
                                                      Number of                    Term
                                                       Shares                    (Years)
                                                     ------------  -----------  ------------
Options outstanding at December 31, 2006*                      0   $     0.00             0
   Options granted                                       775,000   $     0.50             0
   Less options forfeited                              (500,000)   $     0.50             0
   Less options expired                                        0   $     0.00             0
   Less options exercised                                      0   $     0.00             0
                                                     ------------  -----------  ------------
Options outstanding at December 31, 2007                 275,000   $     0.50          5.44
                                                     ============  ===========  ============
Options exercisable at December 31, 2007                 175,000   $     0.50          5.44
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


         As of December 31, 2007, there was approximately $41,592 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of two years.

         The deferred income tax benefits from stock options expense totaled approximately $32,000 and $0 for the years ended December 31, 2007 and 2006, respectively.

         Cash received from stock option exercises for the year ended December 31, 2007 and 2006 was $0 and $0, respectively.

7.     Balance Sheet Components

        The components of certain balance sheet line items are as follows:

                                                                December 31, 2007   December 31, 2006
                                                               -------------------- -------------------
Computers and Equipment                                          $         49,113         $    72,265
         Accumulated Depreciation                                         (42,871)            (48,460)
                                                               -------------------- -------------------
Computers and Equipment, net                                                6,242              23,805

Furniture & Fixtures                                                        9,701               9,701
         Accumulated Depreciation                                          (3,015)             (1,075)
                                                               -------------------- -------------------
Furniture & Fixtures, net                                                    6,686              8,626

In-Market Equipment (kiosks, etc.)                                         156,358            156,358
         Accumulated Depreciation                                          (69,315)           (17,195)
                                                               -------------------- -------------------
In-Market Equipment, net                                                    87,043            139,163

Fixed Assets-WIP                                                           129,500            137,276
                                                               -------------------- -------------------
     Fixed Assets, net                                           $         229,471        $   308,870
                                                               ==================== ===================


8.    Debt

        The Company's debt consists of the following:

--------------------------------------------------------------------------------------- ----------------------------------------
                                                                                                     December 31,
--------------------------------------------------------------------------------------- ----------------------------------------
3rd Party Notes:                                                                               2007                2006
--------------------------------------------------------------------------------------- ------------------- --------------------
Financial institution - $45,000 revolving line of credit, five year term, due October    $          38,768           $   44,102
2010, 12.25% interest per annum, monthly payment based upon outstanding balance
(approximately $840).
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Private party - $600,000 principal.  150 day note due December 31, 2007.  Interest                 600,000                    -
accrued at 12% per annum, interest paid monthly at $6,000 per month.  The note provides the noteholder with 2,000,000 warrants topurchase shares of the Company's common stock at $0.30 per share, exercisable until December 31, 2008.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Vendor - $60,000 principal. (Former accounts payable balance due converted to note                  60,000                    -
payable).  150 day note due December 31 2007.  Interest accrued at 14% per annum, interest paid monthly at $700 per month.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Private party - $275,000 principal.  180 day note due December 31, 2007, subsequently              275,000                    -
extended to March 28, 2008.  Interest accrued at 14% per annum, interest paid monthly at $2,208.33 per month.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Private party - $50,000 principal.  120 day note due December 31, 2007.  Interest                   50,000                    -
accrued at 12% per annum, interest paid monthly at $500 per month.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Private party - $30,000 principal.  109 day note due March 31, 2008.  Interest                      29,000                    -
accrued at 12% per annum, principal and interest paid monthly at $750 per month.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Financial institution - Note dated October 31, 2005, five year term, due October                         -              107,283
2010, 10% interest per annum, monthly payment of $2,309.28.  Note was a liability assumed in the asset purchase transaction of ThinkBurst Media, Inc.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Private party - $50,000 principal.  1 year note due March 2, 2007.  Interest accrued                     -               50,000
at 10% per annum, payable upon maturity of the note.  Outstanding balance is convertible (at the option of the noteholder) to the Company's common stock at $0.20 per share. The conversion option expires March 2, 2007.  If converted the noteholder will also receive 250,000 warrants to purchase the Company's common stock at $0.30 per share and 250,000 warrants at $0.50 per share.
--------------------------------------------------------------------------------------- ------------------- --------------------



--------------------------------------------------------------------------------------- ------------------- --------------------
Private party - $100,000 principal.  90 day note due September 12, 2006 and                              -              100,000
subsequently extended to March 12, 2007.  Interest at 12% per annum, interest paid monthly at $1,000 per month.  Outstanding balance is convertible (at the option of the noteholder) to the Company's common stock at $0.40 per share. The conversion option expires March 12, 2007.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Private party - $50,000 principal.  90 day note due September 12, 2006 and                               -               50,000
subsequently extended to March 12, 2007.  Interest at 12% pre annum, paid monthly at $500 per month.  Outstanding balance is convertible (at the option of the noteholder) to the Company's common stock at $0.40 per share.  The conversion option ezpires March 12, 2007.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Private party - $50,000 principal.  60 day note due September 14, 2006 and                               -               50,000
subsequently extended to March 14, 2007.  Interest at 12% per annum, paid monthly at
$500 per month.  Outstanding balance is convertible (at the option of the noteholder)
to the Company's common stock at $0.40 per share. The conversion option expires March
14, 2007.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Private party - $250,000 principal.  150 day note due March 3, 2007.  Interest at 12%                    -              250,000
per annum, paid monthly at $2,500 per month.  Outstanding balance is convertible (at the option of the noteholder) to the Company's common stock at $0.40 per share. The conversion option expires March 3, 2007.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Private party - $100,000 principal.  90 day note due March 3, 2007.  Interest at 12%                     -             100,000
per annum, paid monthly at $1,000 per month.  Outstanding balance is convertible (at the option of the noteholder) to the Company's common stock at $0.40 per share. The conversion option expires March 3, 2007.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
         Subtotal, 3rd Party Notes                                                                                  $   751,385
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------


--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Related Party Notes:
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
William R. Jones, former Chairman.  $67,000 note payable, due December 31, 2007,          $         67,000              $67,000
6.00% interest.  $60,000 of total may be converted to common shares of the Company at
$0.30 per share.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
William R. and Colleen Jones Irrevocable Family Trust.  $67,000 note payable, due                   67,000               67,000
December 31, 2007, 6.00% interest $60,000 of total may be converted to common shares of the Company at $0.30 per share.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
William R. Jones, former Chairman. $150,000 principal.  150 day note due December 31,              150,000                    -
2007.  Interest at 12% per annum, paid monthly at $1,500 per month.  The note provides the noteholder with 500,000 warrants to purchase shares of the Company's common stock at $0.30 per share, exercisable until December 31, 2008.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
William R. Jones, former Chairman. $10,000 principal.  90 day note due October 20,                  10,000                    -
2007 and subsequently extended to December 31, 2007.  Interest at 12% per annum, paid monthly at $100 per month.  Outstanding balance is convertible (at the option of the noteholder) to the Company's common stock at $0.40 pre share.  The conversion option expires December 31, 2007.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Shine Foundation (charitable trust of James O. Mulford, President and Chief Executive              130,000                    -
Officer.  $130,000 principal.  150 day note due December 31, 2007.  Interest at 12% per annum, paid monthly at $1,300 per month.  The note provides the noteholder with 433,000 warrants to purchase shares of the Company's common stock at $0.30 per share, exercisable until December 31, 2008.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Shine Foundation (charitable trust of James O. Mulford, President and Chief Executive                5,000                    -
Officer.  $5,000 principal.  90 day note due October 20, 2007 and subsequently extended to December 31, 2007.  Interest at 12% per annum, paid monthly at $1,300 per month.  Outstanding balance is convertible (at the option of the noteholder) to the
Company's common stock at $0.40 per share. The conversion option expires December 31,
2007.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
James O. Mulford, President and Chief Executive Officer.  $30,000 principal.  135 day               29,550                    -
note due March 31, 2008.  Interest at 12% per annum, with monthly principal and interest payments of $750.  No common stock conversion rights.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
James O. Mulford, President and Chief Executive Officer.  $10,000 principal.  135 day               10,000                    -
day note due March 31, 2008.  Interest at 12% per annum, with monthly principal and interest payments of $250.  No common stock conversion rights.



--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
William R. Jones, former Chairman.  $25,000 principal amount plus a $5,000 loan                          -               13,375
discount for a total note of $30,000.  Monthly principal and interest payment of
$1,412.  2 year note due October 21, 2007.  12% interest.  Conversion option expired
April 2006.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
William R. Jones, former Chairman. $50,000 principal.  90 day note due September 12,                     -               50,000
2006 and subsequently extended to March 12, 2007.  Interest at 12% per annum, paid monthly at $500 per month.  Outstanding balance is convertible (at the option of the noteholder) to the Company's common stock at $0.40 per share. The conversion option expires March 12, 2007.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
William R. Jones, former Chairman.  $25,000 principal.  90 day note due December 27,                     -               25,000
2006 and subsequently extended to March 27, 2007.  Interest at 12% per annum, paid monthly at $250 per month.  Outstanding balance is convertible (at the option of the noteholder) to the Company's common stock at $0.40 per share. The conversion option expires March 27, 2007.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
William R.  , former Chairman.  $50,000 principal.  60 day note due January 16, 2007                     -               50,000
and subsequently extended to March 15, 2007.  Interest at 12% per annum, paid monthly at $500 per month.  Outstanding balance is convertible (at the option of the noteholder)
to the Company's common stock at $0.40 per share.  The conversion option expires March
15, 2007.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
James O. Mulford, President and CEO. $25,000 principal.  30 day note due January 26,                     -               25,000
2007 and subsequently extended to March 15, 2007.  Interest at 12% per annum, paid monthly at $250 per month.  Outstanding balance is convertible (at the option of the noteholder) to the Company's common stock at $0.40 per share.  The conversion option expires March 15, 2007.
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
         Subtotal, Related Party Notes                                                                             $    297,375
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------

--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Total Notes Payable                                                                           $  1,521,318         $  1,048,760
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
    Less current portion                                                                       (1,521,318)            (959,260)
--------------------------------------------------------------------------------------- ------------------- --------------------
--------------------------------------------------------------------------------------- ------------------- --------------------
Long-term debt, excluding current installments                                                $         -          $    89,500
--------------------------------------------------------------------------------------- ------------------- --------------------

The scheduled principal payments on the Company's notes payable are as follows:

Year ending December 31,                                     Amount
------------------------                                     ------

2008                                                     $  1,521,318
2009                                                                0
2010                                                                0
                                                     ----------------------
  Total                                                  $  1,521,318
                                                     ======================


9. Stock Options and Warrants (does not include options issued under the Company's "Key Personnel Stock Option Plan" - See Note 6. Share Based Compensation)


The following  table lists options and warrants  outstanding  as of December 31,
2007:
------------------------------------------------------------- --------------------- ---------------- --------------------
                                                                   Number of           Exercise        Expiration Date
                                                                Options/Warrants      Price/Share
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
                          OPTIONS
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
William R. Jones (and related parties) - former Chairman,
$134,000 notes payable of which $120,000 is convertible to
common stock of the Company at $0.30 per share.                            400,000       $0.30          December 2007
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
Private Party Noteholder - $50,000 note payable,                           167,667       $0.40          December 2007
convertible to common stock of the Company at $0.40
per share.
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
Michael J. Flanagan, Chief Technology Officer (former                      250,000       $0.10          March 2008
consultant-Opton to purchase common shares at $0.10 per
share in consideration of work prformed as a consultant
to the Company.  THese options are exercisable at any
time prior to March 1, 2008.
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------

      Total Options                                                        816,667
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
                        WARRANTS
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
Warrants for the purchase of shares of the  Company's
common stock at $0.50 per share.  Warrants  were issued in
connection  with common stock sold through the Company's
Private Offering Memorandum dated June 20, 2006.  Warrants                  90,000       $0.50              January 2008
expire one-year from date of issue.
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
Private Party Noteholder - In connection with $600,000 note              2,000,000       $0.30                July 2008
payable dated 8/1/07.  Allows purchase of up to 2,000,000
shares of the Company's common stock at $0.30 per share,
exercisable until December 31, 2008.
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
William R. Jones (former Chairman) - In connection with                    500,000       $0.30            July 2008
$150,000 not payable dated 8/1/07.  Allows purchase of
up to 500,000 shares of the Company's common stock at
$0.30 per share, exercisable until December 31, 2008.
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
Shine Foundation (Charitable trust of James O. Mulford,                    433,000       $0.30            July 2008
President and Chief Executive Officer)-In connection
with $130,000 not payable dated 8/1/07.  Allows purchase of
up to 500,000 shares of the Company's common stock at $0.30
per share, exercisable until December 31, 2008.
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------

Total Warrants                                                           3,023,000
------------------------------------------------------------- --------------------- ---------------- --------------------

10.    Income Taxes

         The Company recorded a net income tax benefit of approximately $459,000 and $316,000 for the years ended December 31, 2007 and 2006, respectively.

         As of December 31, 2007, the Company continued to maintain a full valuation allowance on its net deferred tax asset as it determined it is more likely than not that the Company will not realize its deferred tax assets. Such assets primarily consist of certain net operating loss carryforwards. The
Company assessed the realizability of its deferred tax assets using all available evidence. In particular, the Company considered both its historical results and its projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary which could have a material impact in the Company's results of operations and financial position.

The Company has estimated net operating loss carryforwards aggregating approximately $3,332,000 generated from February 18, 2003 (inception) through December 31, 2007, which expire through 2027. The deferred tax asset of approximately $809,000 related to this carryforward has been fully reserved.

The provision for income taxes consisted of the following:

----------------------------------------- --------------------- ---------------------
Year-Ended Ended December 31,                     2007                  2006
----------------------------------------- --------------------- ---------------------
Current:
----------------------------------------- --------------------- ---------------------
    Federal (benefit) expense                         $      -              $      -
----------------------------------------- --------------------- ---------------------
    State (benefit) expense                                  -                     -
----------------------------------------- --------------------- ---------------------
         Total Current                                       -                     -
----------------------------------------- --------------------- ---------------------
Deferred:
----------------------------------------- --------------------- ---------------------
    Federal (benefit) expense                      $ (400,200)           $ (275,500)
----------------------------------------- --------------------- ---------------------
    State (benefit) expense                           (58,800)              (40,500)
----------------------------------------- --------------------- ---------------------
           Total Deferred                            (459,000)             (316,000)
----------------------------------------- --------------------- ---------------------
    Total                                          $ (459,000)           $ (316,000)
----------------------------------------- --------------------- ---------------------



----------------------------------------- --------------------- ---------------------
Classification:
----------------------------------------- --------------------- ---------------------
    Taxes on income from continuing
    operations                                       $(459,000)          $ (316,000)
----------------------------------------- --------------------- ---------------------
    Total                                            $(459,000)          $ (316,000)
----------------------------------------- --------------------- ---------------------

----------------------------------------- --------------------- ---------------------
Year Ended December 31,                                   2007                2006
----------------------------------------- --------------------- ---------------------
U.S. federal statutory rates                             34.0%               34.0%
----------------------------------------- --------------------- ---------------------
State income tax, net                                     5.0%                5.0%
----------------------------------------- --------------------- ---------------------
Alternative minimum tax                                     -                 -
----------------------------------------- --------------------- ---------------------
Change in valuation allowance                               -                 -
----------------------------------------- --------------------- ---------------------
Effective tax rate                                       39.0%               39.0%
----------------------------------------- --------------------- ---------------------

Temporary differences that give rise to a significant portion of the net deferred tax asset are as follows:

----------------------------------------- --------------------- ---------------------
                                                   12/31/07            12/31/06
Deferred tax assets:
----------------------------------------- --------------------- ---------------------
    Net operating loss carry forwards              $ 1,300,000             $ 809,000
----------------------------------------- --------------------- ---------------------
    Allowance for doubtful accounts                          -                29,000
----------------------------------------- --------------------- ---------------------
    Accrued compensation                                51,000                42,000
----------------------------------------- --------------------- ---------------------
    Depreciation                                         4,000                -
----------------------------------------- --------------------- ---------------------
    Amortization of intangibles                          1,000                24,000
----------------------------------------- --------------------- ---------------------
Total deferred tax asset                             1,356,000               904,000
----------------------------------------- --------------------- ---------------------

----------------------------------------- --------------------- ---------------------
Deferred tax liabilities:
----------------------------------------- --------------------- ---------------------
    Valuation allowance                            (1,356,000)             (904,000)
----------------------------------------- --------------------- ---------------------
Net deferred tax asset                                $      -        $          -
----------------------------------------- --------------------- ---------------------


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

         The Company has historically operated its business as two operating segments based on business divisions: Qlinks Retail Group (QRG) and Qlinks Media Group (QMG). Qlinks Media Group (QMG) was classified as Discontinued Operations as of March 31, 2007 and was sold in May 2007. Selected segment information is as follows:


                                                         Year-Ended December 31,             Year-Ended December 31,
                                                         -----------------------             -----------------------
                                                                   2007                                2006
                                                                    ----                               ----

                                                           QRG             QMG                 QRG               QMG
                                                     ---------------- --------------    ------------------ -----------------
Revenue                                                      $     0        $     0              $  8,838          $666,008
     Cost of Revenue                                          32,245              0                30,914            25,295
                                                     ---------------- --------------    ------------------ -----------------
Gross Profit                                                (32,245)              0              (22,076)           640,713
     Operating Expenses                                    1,012,681              0             1,347,365           445,044
     Other Expense                                           281,743              0                50,722            39,768
                                                     ---------------- --------------    ------------------ -----------------
Net Income (Loss) from Continuing Operations             (1,326,669)              0           (1,420,163)           155,901
Discontinued Operations:
      Income from Discontinued Ops.                                0         27,405                     0                 0
      Gain on Sale of Other Assets, net                            0        175,882                     0                 0
                                                     ---------------- --------------    ------------------ -----------------
Net Income (Loss)                                      $ (1,326,669)       $203,287         $ (1,420,163)          $155,901
                                                     ================ ==============    ================== =================
Total Assets                                               $ 891,104         $    0           $ 1,119,920          $401,327



12.    Related party transactions


Amounts due to the Company's former Chairman of the Board of Directors (and related parties) and Chief Executive Officer (and related parties) are as follows:


                                                                       December 31,        December 31,
                                                                           2007                2006
                                                                    ------------------- -------------------
William R. Jones (and related parties) - former Chairman of the
Board of Directors (deceased September 2007)
 Deferred Compensation                                                        $ 20,000            $ 20,000
 Notes Payable                                                                 294,000             272,375
                                                                    ------------------- -------------------
  Total                                                                       $314,000           $ 292,375
                                                                    =================== ===================
James O. Mulford (and related parties) - President and Chief
Executive Officer
 Deferred Compensation                                                         $45,000            $ 26,250
 Notes Payable*                                                                174,550             125,000
                                                                    ------------------- -------------------
  Total                                                                       $219,550           $ 151,250
                                                                    =================== ===================

Consulting Fees Earned by Related Parties
                                                                                            Year-ended
                                                                        Year-ended         December 31,
                                                                    December 31, 2007          2006
                                                                    ------------------- -------------------

James O. Mulford - President and Chief Executive Officer                       $     0             $60,000


* includes notes payable to the Shine Foundation, a charitable giving trust of James O. Mulford. Mr. Mulford is the President of the Shine Foundation, but has no beneficial interest in the trust.

13.    Commitments and Contingencies

         Equipment leases. The Company leases equipment (computer server, kiosks and point of sale equipment) under non-cancelable operating leases. Lease terms range from 24-36 months and expire in fiscal 2008 and 2009. Future minimum commitments under non-cancelable operating leases as of December 31, 2007, are as follows:

                 Year ending December 31, 2008                    23,476
                 Year ending December 31, 2009                    13,528
                                                                ------------
                      Total                                      $37,004
                                                                ============

         Accrued compensation. The Company has entered into deferred compensation agreements with certain of its officers and senior management. These agreements specify that the compensation will be paid when cash flow is sufficient. These agreements also specify that the deferred compensation may also be settled with shares of the Company's common stock.

14. Assets Held for Sale and Discontinued Operations

                 In order to finance its continuing operations and execute its business plan, the Company completed the sale of its Qlinks Media Group in May 2007. As a result of this sale, the Company recognized a Realized Gain on Sale of Other Assets of $175,882 in the quarter ended June 30, 2007.

                 The operations of Qlinks Media Group division are separately reported as the "QMG" segment. See Note 11 - Segment information.

    Summarized Statement of Operations Information for Discontinued Operations.


                                                            Operating        Pre-Tax        Pre-Tax Unrealized
                                                            Revenues     Operating Income  Gain on Disposition
               ------------------------------------------ -------------- ----------------- ---------------------
               Year-ended December 31, 2007                 $198,357         $26,514             $175,882
               ------------------------------------------ -------------- ----------------- ---------------------
               Year-ended December 31, 2006                  195,668         155,901               -0-
               ------------------------------------------ -------------- ----------------- ---------------------

15.    Litigation

         From time to time the Company may be involved in various legal proceedings arising in the normal course of business operations. We are not currently involved in any such proceedings.


16.   Subsequent Events (unaudited)
Cessation of Operations


On February 1, 2008, the remaining operations of the Company were terminated. Our near term activities will be to satisfy certain debt obligations through negotiation and transfer of certain business assets to those debt holders, and remove all other debt through payoff and negotiation.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     QLINKS AMERICA, INC.




Date:  March 18, 2008              By:   /s/ JAMES O. MULFORD
                                            ---------------------
                                            James O. Mulford
                                            President & Chief Executive Officer
                                           (Principal Executive Officer &
                                            Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 18, 2008              By:   /s/JAMES O. MULFORD
                                            --------------------
                                            James O. Mulford
                                            President., CEO & Director



Date:  March 18, 2008               By:  /s/ SCOTT T.  JONES
                                             -------------------
                                             Scott T. Jones,
                                             Director