Form 10QSB
period 2008-03-31
QLINKS AMERICA, INC.
filed 2008-05-20
CIK 1216014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 000-50162

                              QLINKS AMERICA, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                      90-0138998
            --------                                      ----------
      (State of Incorporation)                     (IRS Employer ID Number)

                                                            P.O. Box 631837
                            Highlands Ranch, CO 80163
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-328-3290
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Non-accelerated filer  [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 12, 2008, there were 18,781,680 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets - March 31, 2008 and December 31, 2007                                    F-2

         Statements of Operations  -
                  Three months ended March 31, 2008 and 2007 and the Period from
                   February 18, 2003 through
                  March 31, 2008                                                                  F-3

         Statement of Changes in Stockholders' Equity (Deficit) -
                   March 31, 2008                                                                 F-4

         Statements of Cash Flows -
                  Three months ended March 31, 2008 and 2007 and the Period from
                  February 18, 2003 through
                  March 31, 2008                                                                  F-5

         Notes to Financial Statements                                                            F-7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                          1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable                 5

Item 4. Controls and Procedures                                                                      5

Item 4T.  Controls and Procedures                                                                    5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                           6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-        Not Applicable                                                                              6

Item 3.  Defaults Upon Senior Securities - Not Applicable                                            6

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                        6

Item 5.  Other Information - Not Applicable                                                          6

Item 6.  Exhibits                                                                                    6

SIGNATURES                                                                                           7


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         QLINKS AMERICA, INC.
                    (A Development Stage Company)
                            BALANCE SHEETS


                                                                           March 31, 2008          December 31, 2007
                                                                       ------------------------  -----------------------
                                                                             (Unaudited)               (Audited)
ASSETS
Current Assets
         Cash                                                                   $          474          $         8,667
         Prepaid Expenses                                                                    -                    6,203
                                                                       ------------------------  -----------------------
   Total Current Assets                                                                    474                   14,970
                                                                       ------------------------  -----------------------
Fixed Assets
Fixed Assets - Cost                                                                          -                  344,672
        Accumulated Depreciation                                                             -                 (115,201)
                                                                       ------------------------  -----------------------
   Fixed Assets, Net                                                                         -                  229,471
                                                                       ------------------------  -----------------------
Amortizable Intangible Assets (Note 4)
         Technology & Licenses                                                               -                  729,150
         Accumulated Amortization                                                            -                 (684,375)
                                                                       ------------------------  -----------------------
   Amortizable Intangible Assets, net                                                        -                   44,775
                                                                       ------------------------  -----------------------
Other Assets
        Goodwill                                                                             -                  600,000
        Deposits                                                                             -                    1,988
                                                                       ------------------------  -----------------------
   Total Other Assets                                                                        -                  601,988
                                                                       ------------------------  -----------------------
TOTAL ASSETS                                                                    $          474          $       891,104
                                                                       ========================  =======================

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Liabilities
      Current Liabilities
Accounts Payable                                                                $       42,683          $        23,261
Accrued Liabilities                                                                     28,633                   39,558
Unpaid Compensation                                                                    157,000                  132,000
Accrued Interest                                                                         8,584                   43,628
Notes Payable  (Note 8)                                                                377,559                1,521,318
                                                                       ------------------------  -----------------------
         Total  Liabilities, All Current                                               614,459                1,759,765
                                                                       ------------------------  -----------------------
   Stockholders' Deficit
Common Stock, no par value (100,000,000 shares authorized,
18,781,680 and 18,781,680 outstanding as of March 31, 2008 and
December 31- 2007, respectively)
      Additional Paid in Capital                                                     2,585,880                2,585,880
      Retained Earnings (Deficit)                                                   (3,199,865)              (3,454,541)
                                                                       ------------------------  -----------------------
   Total Stockholders' Deficit                                                        (613,985)                (868,661)
                                                                       ------------------------  -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $          474          $       891,104
                                                                       ========================  =======================

The accompanying notes are an integral part of these financial statements.


                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATION
                                   (Unaudited)

                                            Three Months Ended         February 18, 2003
                                                March 31,              (Inception) Through
                                           2008            2007         March 31, 2008
                                       --------------  --------------  ------------------
 Revenue                                         $ -             $ -           $ 792,110

 Cost of Revenue
    Supplies and Materials                         -             139              40,806
    Merchant Services                              -               -              18,070
    Equipment Leasing                          2,045           7,667              34,904
                                       --------------  --------------  ------------------
 Total Cost of Revenue                         2,045           7,806              93,780
                                       --------------  --------------  ------------------
 Gross Profit                                 (2,045)         (7,806)            698,330

 Expenses
 Compensation & Benefits                    $ 31,184         315,227           1,572,355
    Professional Fees                         11,826               -           1,015,954
    Depreciation & Amortization               17,017          62,029             887,740
    Office & Facility                          2,513           8,885             223,516
 Research & Development                          223               -             106,836
    Travel & Entertainment                      (421)         18,734             135,330
    Advertising & Promotion                        -             710              90,092
    Commissions & Fees                             -               -              40,000
    Bad Debts                              -               -              72,000
                                       --------------  --------------  ------------------
 Total Expenses                               62,342         405,585           4,143,823
                                       --------------  --------------  ------------------
Net Loss from Operations                     (64,389)       (413,391)         (3,445,493)

 Other Income and Expense
 Other Income
    Interest Earned                                -               -              17,700
    Debt Forgiveness                         942,780               -           1,077,730
    Other Income                                   -               -               4,803
                                       --------------  --------------  ------------------
 Total Other Income                          942,780               -           1,100,233

 Other Expense
    Interest Expense                          23,717          54,680             374,115
    Impairment of Goodwill                   600,000               -             678,504
    Loss on Sale of Asset                          -              50                  50
    Penalties and Settlements                      -               -               4,513
    Taxes and Licenses                             -             710                 710
                                       --------------  --------------  ------------------
 Total Other Expense                         623,717          55,440           1,057,892
                                       --------------  --------------  ------------------
 Net Other Income (Expense)                  319,063         (55,440)             42,341
                                       --------------  --------------  ------------------
                                       --------------------------------------------------
Net Loss from Continuing Operations        $ 254,674      $ (468,831)       $ (3,403,152)
                                       --------------------------------------------------
 Discontinued Operations
 Income from Discontinued Ops                      -          20,562              27,405
   Gain on payment of debt                         -         177,724             175,882
                                       ------------------------------  ------------------
Net Income from Discontinued Operations          $ -       $ 198,286           $ 203,287
                                       ------------------------------  ------------------
Net Income                                 $ 254,676      $ (270,545)       $ (3,199,865)
                                       ==============================  ==================
 Weighted average common shares
      outstanding-basic                   18,781,680      18,709,735
                                       ==============  ==============
 Weighted average common shares
       outstanding - diluted              18,781,680      18,709,735
                                       ==============  ==============
Basic Loss per common share -              $    0.01    $      (0.01)
                                       --------------  --------------
Diluted Loss per common share -            $    0.01    $      (0.01)
                                       --------------  --------------

The accompanying notes are an integral part of these financial statements.


                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Unaudited)
                                March 31, 2008


                                                      Numbers of          Common Stock  Additional      Retained Earnings  Total
                                                    Common Shares         (no par       Paid-in           (Deficit)
                                                                           value)       Capital

 Beginning balance, February 18, 2003 (Inception)                     -  $     -      $         -       $          -     $        -

Issuance of stock                                      13,700,000              -        1,119,000                  -      1,119,000
Net income (loss)                                                     -        -                -           (626,989)      (626,989)
                                                  ----------------------------------------------------------------------------------
 Balance, December 31, 2003                            13,700,000              -        1,119,000           (626,989)       492,011
                                                  ----------------------------------------------------------------------------------
Issuance of stock for cash                                100,000              -           20,000                  -         20,000
Net income (loss)                                                     -        -                -           (298,663)      (298,663)
                                                  ----------------------------------------------------------------------------------
 Balance, December 31, 2004                            13,800,000              -        1,139,000           (925,652)       213,348
                                                  ----------------------------------------------------------------------------------
Issuance of stock for acquisition                         250,000              -           50,000                  -         50,000
Net income (loss)                                               -              -                -           (141,245)      (141,245)
                                                  ----------------------------------------------------------------------------------
 Balance, December 31, 2005                            14,050,000              -        1,189,000         (1,066,897)       122,103
                                                  ----------------------------------------------------------------------------------
Conversion of accrued compensation to stock               470,000              -           77,000                  -         77,000
Conversion of notes payable to stock                    1,250,000              -          250,000                  -        250,000
Exercise of stock options and warrants                    330,000              -           83,000                  -         83,000
Stock compensation                                         30,000              -            9,000                  -          9,000
Issuance of stock for cash                                400,000              -          200,000                  -        200,000
Acquisition of Global Envirotech                        2,161,680              -          648,504                  -        648,504
Net (loss)                                                      -              -                -         (1,264,262)    (1,264,262)
                                                  ----------------------------------------------------------------------------------
 Ending balance, December 31, 2006                     18,691,680              -        2,456,504         (2,331,159)       125,345
                                                  ----------------------------------------------------------------------------------
Issuance of stock for cash                                 90,000              -           45,000                  -         45,000
Stock compensation                                              -              -           84,376                  -         84,376
Net (loss)                                                      -              -                -         (1,123,382)    (1,123,382)
                                                  ----------------------------------------------------------------------------------
 Ending balance, December 31, 2007                     18,781,680              -        2,585,880         (3,454,541)      (868,661)
                                                  ----------------------------------------------------------------------------------
   Net income                                                   -              -                -            254,676        254,676
                                                  ----------------------------------------------------------------------------------
Ending balance, March 31, 2008                         18,781,680              -      $ 2,585,880       $ (3,199,865)    $ (613,985)
                                                  ----------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.




                    QLINKS AMERICA, INC.
               (A Development Stage Company)
                  Statements of Cash Flows
                        (Unaudited)

                                                                  Three Months Ended        February 18, 2003
                                                                       March 31,           (Inception) Through
                                                                 2008           2007         March 31, 2008
                                                             -------------- --------------  -----------------
Cash flow from operating activities:
Net Loss                                                         $ 254,676   $   (270,545)      $ (3,199,865)
Adjustment for net income from discontinued operations                   -       (198,286)          (203,287)
                                                             -------------- --------------  -----------------
Loss from continuing operations                                    254,676       (468,831)        (3,403,152)
Adjustments to reconcile net loss to net cash provided (used)
 by operations:
Depreciation                                                         4,864         14,799            130,166
Impairment of goodwill                                             600,000              -            678,504
Non-cash interest expense (including note payable discount)         17,427         26,413            123,801
Non-cash stock compensation expense                                      -              -             94,626
Fixed asset write-off                                                    -              -              8,160
Amortization of technology and licenses                             12,153         47,230            756,974
Forgiveness of debt                                               (942,780)             -         (1,077,730)
Bad debt expense                                                         -              -             72,000
(Gain) on sale of fixed assets                                                         50                 50

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                               -              -           (106,346)
Decrease in prepaid expenses                                         6,203          3,486              6,203
(Increase) in other assets                                           1,988              -              1,988
Increase (decrease) in accounts payable                             19,412       (129,191)            42,673
(Decrease) increase in accrued liabilities                         (10,927)        38,580            152,887
Increase in accrued compensation                                    25,000          8,750            157,000
                                                             -------------- --------------  -----------------
Net cash used by operating activities                              (11,984)      (458,714)        (2,362,196)

Cash flow from investing activities:
Loans to officers                                                        -              -           (120,000)
Purchase of fixed assets                                                 -              -           (375,699)
Sale of fixed assets                                                     -          2,083              2,083
Acquisition of technology and licenses                                   -              -           (894,607)
Cash paid for Global Envirotech acquisition                              -              -            (30,000)
                                                             -------------- --------------  -----------------
Net cash provided (used) by investing activities                         -          2,083         (1,418,223)

Cash flow from financing activities:
Proceeds from issuance of notes payable                                5,000      370,000          2,089,778
Payments of notes payable                                           (1,209)      (108,874)          (150,335)
Conversion of accrued compensation to stock (non-cash)                   -              -             77,000
Conversion of accounts payable to notes payable (non-cash)               -         64,750             64,750
Proceeds from sale of Qlinks Media Group                                      -         -            285,000
Proceeds from sale of stock                                              -         45,000          1,384,000
Proceeds from exercise of stock warrants and options                     -              -             83,000
                                                             -------------- --------------  -----------------
Net cash flow provided (used) by financing activities                3,791        370,876          3,833,193

                                                             -------------- --------------  -----------------
Net increase (decrease) in cash                                     (8,193)       (85,755)            52,774

Cash, Beginning of Year/Period                                       8,667         89,115                  -
                                                             -------------- --------------  -----------------
Cash, End of Year/Period                                         $     474   $      3,360       $        474
                                                             ============== ==============  =================
Cash paid for interest                                           $   3,208   $     28,627       $    133,211
                                                             ============== ==============  =================
Cash paid for income taxes                                       $       -   $          -       $          -
                                                             ============== ==============  =================
Supplemental non-cash disclosures:
Officer loan offset against notes payable                        $       -   $          -       $    120,000
                                                             ============== ==============  =================
Stock issuance for ThinkBurst Media asset purchase               $       -   $          -       $     50,000
                                                             ============== ==============  =================
Conversion of notes payable to equity                            $       -   $          -       $    250,000
                                                             ============== ==============  =================
Conversion of accrued compensation to stock                      $       -   $          -       $     77,000
                                                             ============== ==============  =================
Conversion of accounts payable to notes payable                  $       -   $     64,750       $     64,750
                                                             ============== ==============  =================
    Use of fixed assets to paydebt                               $ 274,426   $          -       $          -
                                                             ============== ==============  =================

The accompanying notes are an integral part of these financial statements.

                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

     Organization

         Organization. Qlinks America, Inc. ("Company", "Qlinks") was incorporated on February 18, 2003 in the State of Colorado. Qlinks America has been a development-stage company with plans to deliver technology-based, loyalty and advertising solutions within existing Communities of Interest ("COI") to increase revenues and profits for consumer packaged goods (CPG) retailers, distributors, and manufacturers. In late 2007, the Company could not acquire sufficient capital to sustain its current plans. In addition, the Company's current debt obligations could not be fully serviced. Most of the Company's large debt obligations were due at the end of December 2007. As a result, the Company initiated discussions with large debt holders to alleviate that debt through a transfer of certain business assets to these debt holders.

     On February 1, 2008, the operations of the Company were suspended. At this time, management of the Company is focusing its efforts on securing financing to pay outstanding debts and supporting future business activities and the development of its business plan. The Company plans to seek a business acquisition or combination. The Company will need to fund the deficits in operating capital through debt or private placements of its common stock, which is its sole source of liquidity.

Basis of Presentation

            Development Stage. The Company has not earned any significant revenues from its limited operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth is Statement of Financial Accounting Standard No. 7 ("SFAS No. 7"). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

            Interim Presentation. In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. It is management's opinion that when the interim financial statements are read in conjunction with the December 31, 2007 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Significant Accounting Policies

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

         Cash and Cash Equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of March 31, 2008, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

            Net Loss per Share. Net loss per share is calculated in accordance with the SFAS No. 128, "Earnings per Share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB No. 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as, if funds obtained thereby were used to purchase common stock at the average market price during the period.

         Fair value of financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008 and December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

         Other  Comprehensive   Income  (Loss).  The  Company  has  no  material
components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Stock-based compensation. Beginning January 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123 - revised 2004 ("SFAS 123R"), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted and outstanding during the periods presented are fully-vested. The Company did not grant any options during the three months ended March 31, 2008.

Recent Accounting Pronouncements

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

            In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

            In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

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

     In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

2.       Going Concern

     In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported net income of $ 254,676 for the three months ended March 31, 2008, and an accumulated deficit of $3,199,865 as of March 31, 2008. At March 31, 2008, the Company's total current liabilities exceed total current assets by $613,975.

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

3.        Goodwill

          During the three months ended March 31, 2008, the Company performed a review of the value of its goodwill which had a carry amount of $600,000. Upon the completion of an impairment review of goodwill, the Company decided to write down goodwill by $600,000. This adjustment resulted primarily from the lack of revenue generated by the Company, the continued cash flow challenges faced by the Company and the Company's suspension of its operations. After the impairment of $600,000, the Company's goodwill, at March 31, 2008, had a value of $0.

4.        Debt

    The Company's debt consists of the following at March 31, 2008:

--------------------------------------------------------------------------------------- -------------------
3rd Party Notes:                                                                          March 31, 2008
--------------------------------------------------------------------------------------- -------------------
--------------------------------------------------------------------------------------- -------------------
Financial institution - $45,000 revolving line of credit, five year term, due October    $          37,559
2010, 12.25% interest per annum, monthly payment based upon outstanding balance
(approximately $840).
--------------------------------------------------------------------------------------- -------------------
--------------------------------------------------------------------------------------- -------------------
Vendor - $60,000 principal. (Former accounts payable balance due converted to note                  60,000
payable).  150 day note due December 31 2007.  Interest accrued at 14% per annum, interest paid monthly at $700 per month.
--------------------------------------------------------------------------------------- -------------------
--------------------------------------------------------------------------------------- -------------------
Private party - $275,000 principal.  180 day note due December 31, 2007, subsequently              275,000
extended to March 28, 2008.  Interest accrued at 14% per annum, interest paid monthly at $2,208.33 per month.
--------------------------------------------------------------------------------------- -------------------
--------------------------------------------------------------------------------------- -------------------
Related Party Notes:
--------------------------------------------------------------------------------------- -------------------
--------------------------------------------------------------------------------------- -------------------
James O. Mulford, President and Chief Executive Officer.  $3,000 principal.  110 day                 3,000
note due April 1, 2008.  Interest at 12% per annum, with monthly principal and interest payments of $251.
--------------------------------------------------------------------------------------- -------------------
--------------------------------------------------------------------------------------- -------------------
James O. Mulford, President and Chief Executive Officer.  $1,000 principal.  90 day                  1,000
note due May 25, 2008.  Interest at 12% per annum.
--------------------------------------------------------------------------------------- -------------------
--------------------------------------------------------------------------------------- -------------------
James O. Mulford, President and Chief Executive Officer.  $1,000 principal. 90 day                   1,000
note due June 28, 2008.  Interest at 12% annum.
--------------------------------------------------------------------------------------- -------------------
--------------------------------------------------------------------------------------- -------------------

--------------------------------------------------------------------------------------- -------------------
--------------------------------------------------------------------------------------- -------------------
Total Notes Payable                                                                              $377, 559
--------------------------------------------------------------------------------------- -------------------

         During the three months ended March 31, 2008, the Company transferred property, equipment, technology and licenses with a net value of $274,246 to note holders holding notes totaling a $1,142,550 as payment on the notes. The holders of the notes released the Company from any further obligations under the notes. As a result, the Company recorded a gain of $942,780 on the settlement of the debt.

5.        Stockholders' Deficit

         Common Stock.

         During the three months ended March 31, 2008, the Company did not issue any shares of its common stock.

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

         During the three months ended March 31, 2008, the Company did not issue any options under its stock option plan.

            During the three months ended March 31, 2007, pursuant to the terms of the Plan we granted options to purchase shares of the common voting stock of the corporation to six individuals on January 8, 2007. The options provide for the purchase of 775,000 shares of common voting stock at an exercise price of $0.50 per share. The options are exercisable in increments as they vest to each optionee. The options are exercisable for a period of five years from the date of the vesting of each increment.


The following is a summary of stock option activity under the Plan for the three months ended March 31, 2008:


                                                                    Weighted-     Weighted-
                                                                    Average       Average
                                                                    Exercise     Remaining
                                                                     Price       Contractual
                                                      Number of                    Term
                                                       Shares                    (Years)
                                                     ------------  -----------  ------------
Options outstanding at January 1, 2008                 275,000     $  0.50         5.44
   Options granted                                        0        $  0.00
   Less options forfeited                                 0        $  0.00
   Less options expired                                   0        $  0.00
   Less options exercised                                 0        $  0.00
                                                     ------------  -----------  ------------
Options outstanding at March 31, 2008                  275,000     $  0.50         5.44
                                                     ============  ===========  ============
Options exercisable at March 31, 2008                  175,000     $  0.50         5.44
                                                     ============  ===========  ============


         As of March 31, 2008, there was approximately $28,163 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of two years.

Stock Options and Warrants (does not include options issued under the Company's "Key Personnel Stock Option Plan")


During the three months ended March 31, 2008, an option for 250,000 shares of common stock expired. At March 31, 2007, the Company does not have any options outstanding outside of its Key Personnel Stock Option Plan.

During

The following table lists options and warrants outstanding as of March 31, 2008:
------------------------------------------------------------- --------------------- ---------------- --------------------

                                                                   Number of           Exercise        Expiration Date
                                                                Options/Warrants      Price/Share
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------

                          WARRANTS
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
Private  Party  Noteholder - In  connection  with  $600,000  note payable  dated
8/1/07.  Allows purchase of up to 2,000,000 shares of the Company's common stock at $0.30 per share,
exercisable until December 31, 2008.                                     2,000,000       $0.30            July 2008
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
Estate of William R. Jones (former Chairman) - In connection with          500,000       $0.30            July 2008
$150,000 note payable dated 8/1/07. Allows purchase of
up to 500,000 shares of the Company's common stock at
$0.30 per share, exercisable until December 31, 2008.
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------
Shine Foundation (Charitable trust of James O. Mulford,                    433,000       $0.30            July 2008
President and Chief Executive Officer) - In connection
with $130,000 note payable dated 8/1/07.  Allows
purchase of up to 500,000 shares of the Company's
common stock at $0.30 per share, exercisable until
December 31, 2008
------------------------------------------------------------- --------------------- ---------------- --------------------
------------------------------------------------------------- --------------------- ---------------- --------------------

Total Warrants                                                           2,933,000
------------------------------------------------------------- --------------------- ---------------- --------------------


6.    Related party transactions


During the three months ended March 31, 2008, Mr. Mulford, the Chief Executive Officer and President of the Company, loaned the Company funds totaling $5,000, as described in Note 4.

During the three months ended March 31, 2008, the Company accrued $12,500 of unpaid compensation owed to Mr. Mulford, the Chief Executive Officer and President of the Company.

During the three months ended March 31, 2008, Mr. Mulford, the Chief Executive Officer and President of the Company, forgave debt totaling $40,460 owed to him by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2007, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

EXECUTIVE SUMMARY

In late 2007 and early 2008, the Company could not acquire sufficient capital to sustain its operations with net losses. In addition, the Company's current debt obligations could not be fully serviced. Most of the Company's large debt obligations were due at the end of December 2007. As a result, the Company initiated discussions with large debt holders to alleviate that debt and certain collateral was repossessed by secured creditors. On February 1, 2008, as result of not being able to service our existing debt load while continuing to execute our business plan, we suspended our operations in the advertising solution business.

During the three months ended March 31, 2008, we transferred property, equipment technology and licenses with a net value of $274,246 to promissory note holders holding notes totaling $1,142,550, as payment on the notes. The holder of the notes, released the Company from any further obligations under the notes

Prior to the suspension of our operations in February 2008, our operations consisted of attempting to deliver electronic kiosk internet and other media based targeted advertising solutions for our clients through the usage of multi-channel venues. We focused our efforts, on behalf of our clients, on Communities of Interest (COI), which are those areas where the consumer lives and shops. We offered solutions through such channels as, print, internet, indoor and outdoor digital signage, cell phone, e-mail and text messaging. We focused our efforts on marketing to consumer packaged goods (CPG) retailers, distributors, and manufacturers.

At this time, management of the Company is focusing its efforts on securing financing to pay outstanding debts and evaluating future business activities in the media arena and the restart of its business plan. The Company will need to fund the deficits in operating capital through debt or private placements of its common stock, which is its sole source of liquidity.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO MARCH 31, 2008

Revenue

During the three months ended March 31, 2008 and 2007, we did not recognize any revenues from our continuing operations.

Costs of  Revenue

During the three months ended March 31, 2008, we incurred costs of revenues of $2,045 as compared to cost of revenues of $7,806 during the three months ended March 31, 2007. The decrease is a result of our cessation of operations, as discussed above.

Operating Expenses

During the three months ended March 31, 2008, we incurred operating expenses of $62,342 compared to operating expenses of $405,585 during the three months ended March 31, 2007. The decrease of $343,243 is a result of the cessation of operations in February 2008. Operational expenses during the three months ended March 31, 2008, consisted primarily of $31,184 in compensation and benefits and $17,017 in depreciation and amortization expense.

Other Income (Expense)

During the three months ended March 31, 2008, we relinquished security in the form of property, equipment, technology and licenses with a net value of $274,246 to secured promissory note holders holding notes totaling a $1,142,550, as settlement on the notes. The holders of the notes released the Company from any further obligations under the notes. As a result, we recorded a gain of $942,780 on the settlement of the debt.

Interest expense for the three months ended March 31, 2008 decreased by $30,963 to $23,717 compared to $54,680 for the three months ended March 31, 2007. The decrease is as a result of the cancellation of our notes payable as discussed above.

During the three months ended March 31, 2008, we performed a review of the value of goodwill which had a carry amount of $600,000. Upon the completion of an impairment review of goodwill, we decided to write down goodwill by $600,000. This adjustment resulted primarily from the lack of revenue generated by the Company, the continued cash flow challenges faced by the Company and the Company's suspension of its operations. After the impairment of $600,000, our goodwill, at March 31, 2008, had a value of $0.

Net Loss

During the three months ended March 31, 2008, we recognized a net income of $254,676 compared to a net loss of $270,545 for the three months ended March 31, 2007 the change of $525,221 was a result of the $343,241 decrease in operating expenses, the $942,780 gain on the settlement of debt offset by the $568,277 increase in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had total assets of $474 consisting solely of cash on hand. At March 31, 2008, we had total liabilities, all current, of $614,449 for a working capital deficit of approximately $613,985

Net cash used by operating activities for the three months ended March 31, 2008 and 2007, respectively, was $11,984 and $458,714. During the three months ended March 31, 2008, net income of $254,676 was adjusted for non cash items consisting of $4,864 in depreciation expense, $600,000 impairment of goodwill, $17,247 in non-cash interest expense, $12,153 in amortization expense and $942,780 gain on the settlement of debt.

During the three months ended March 31, 2007, net losses of $270,544 was adjusted for non-cash items consisting of $198,286 net income from discontinued operations, $14,799 in depreciation expenses, $26,413 in non-cash interest expense, and $47,230 in amortization expenses.

During the three months ended March 31, 2008, the Company did not have or was provided funds from investing activities. During the three months ended March 31, 2007, the Company used $2,083 in investing activities.

During the three months ended March 31, 2008, the Company was provided $3,791 from financing activities. During the three months ended March 31, 2007, the Company received $370,876 from its financing activities.

During the three months ended March 31, 2008, Mr. Mulford, the Chief Executive Officer and President of the Company, loaned the Company funds totaling $5,000, the 12% promissory notes have due dates ranging from April 1, 2008 through June 28, 2008.

During the three months ended March 31, 2008, the Company transferred property, equipment, technology and licenses with a net value of $274,246 to promissory note holders holding notes totaling a $1,142,550, as payment on the notes. The holders of the notes released the Company from any further obligations under the notes. As a result, the Company recorded a gain of $942,780 on the settlement of the debt.

Consequently, we are now dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our future operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

In our financial statements for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal three months ended March 31, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2008, we had a working capital deficit of approximately $613,985 and reported an accumulated deficit of $3,199,865.

RECENT ACCOUNTING PRONOUNCEMENTS

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

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), James Mulford, our Chief Executive Officer and Principal Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Mulford has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

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

          (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

          (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 2.  CHANGES IN SECURITIES

            NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.

ITEM 5.  OTHER INFORMATION

               NONE.


ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              QLINKS AMERICA, INC.
                                  (Registrant)



Dated: May 19, 2008                          By: /s/James O. Mulford
                                             ------------------------
                                             James O. Mulford, President &
                                             Chief Accounting Officer