Form 10-Q
period 2008-06-30
QLINKS AMERICA, INC.
filed 2008-08-19
CIK 1216014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 8, 2008, there were 18,781,680 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets -June 30, 2008 and December 31, 2007                                      F-1

         Statements of Operations  -
                  Six and  Three  months  ended  June 30,  2008 and 2007 and the
                   Period from July 5, 2006 (inception) through
                  June 30, 2008                                                                   F-2

         Statement of Changes in Stockholders' Equity (Deficit) -
                  June 30, 2008                                                                   F-3

         Statements of Cash Flows -
                  Six months  ended June 30,  2008 and 2007 and the Period  from
                  July 5, 2006 (inception) through
                  June 30, 2008                                                                   F-4

         Notes to Financial Statements                                                            F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable               5

Item 4. Controls and Procedures                                                                    5

Item 4T.  Controls and Procedures                                                                  6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                         6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-        Not Applicable                                                                            6

Item 3.  Defaults Upon Senior Securities - Not Applicable                                          6

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                      7

Item 5.  Other Information - Not Applicable                                                        7

Item 6.  Exhibits                                                                                  7

SIGNATURES                                                                                         8



                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                         QLINKS AMERICA, INC.
                    (A Development Stage Company)
                            BALANCE SHEETS


                                                                              30-Jun-08            December 31, 2007
                                                                       ------------------------  -----------------------
                                                                             (Unaudited)               (Audited)
ASSETS
Current Assets
         Cash                                                                       $      809               $    8,667
         Prepaid Expenses                                                                    -                    6,203
                                                                       ------------------------  -----------------------
   Total Current Assets                                                                    809                   14,870
                                                                       ------------------------  -----------------------
Fixed Assets
Fixed Assets - Cost                                                                          -                  344,672
        Accumulated Depreciation                                                             -                 (115,201)
                                                                       ------------------------  -----------------------
   Fixed Assets, Net                                                                         -                  229,471
                                                                       ------------------------  -----------------------
Amortizable Intangible Assets
         Technology & Licenses                                                               -                  729,150
         Accumulated Amortization                                                            -                 (684,375)
                                                                       ------------------------  -----------------------
   Amortizable Intangible Assets, net                                                        -                   44,775
                                                                       ------------------------  -----------------------
Other Assets
        Goodwill                                                                             -                  600,000
        Deposits                                                                             -                    1,988
                                                                       ------------------------  -----------------------
   Total Other Assets                                                                        -                  601,988
                                                                       ------------------------  -----------------------

                                                                       ------------------------  -----------------------
TOTAL ASSETS                                                                        $      809               $  891,104
                                                                       ========================  =======================

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Liabilities
      Current Liabilities
Accounts Payable                                                                    $   33,862               $   23,261
Accrued Liabilities                                                                     29,883                   39,558
Unpaid Compensation                                                                    157,000                  132,000
Accrued Interest                                                                        11,699                   43,628
Notes Payable                                                                          396,265                1,521,318
                                                                       ------------------------  --------------------------
         Total  Liabilities, All Current                                               628,709                1,759,765
                                                                       ------------------------  -----------------------
   Stockholders' Deficit
Common Stock, no par value (100,000,000 shares authorized,
18,781,680 and 18,791,680 outstanding as of June-30, 2008 and
December 31,-2007, respectively)
      Additional Paid in Capital                                                     2,585,880                2,585,880
      Retained Earnings (Deficit)                                                   (3,213,780)              (3,454,541)
                                                                       ------------------------  -----------------------
   Total Stockholders' Deficit                                                        (627,900)                (868,661)
                                                                       ------------------------  -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $      809                891,104
                                                                       ========================  =======================

          The accompanying notes are an integral part of these financial statements.



                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATION
                                   (Unaudited)


                                     Three Months Ended         Six Months Ended       February 18, 2003
                                          June 30,                  June 30,         (Inception) Through
                                      2008         2007         2008        2007       June 30, 2008
                                   ------------ -----------  ------------------------  --------------
 Revenue                             $       -  $        -    $        -  $        -    $    792,110

 Cost of Revenue
    Supplies and Materials                   -         120             -         259          40,806
    Merchant Services                        -           -             -           -          18,070
    Equipment Leasing                        -       8,602         2,045      16,269          34,904
                                   ------------ -----------  ------------ -----------  --------------
 Total Cost of Revenue                       -       8,722         2,045      16,528          93,780
                                   ------------ -----------  ------------ -----------  --------------
 Gross Profit                                -      (8,722)       (2,045)    (16,528)        698,330

 Expenses
 Compensation & Benefits                     -     149,382        31,184     469,423       1,572,355
    Professional Fees                      639      17,072        12,467      12,257       1,015,719
    Depreciation & Amortization              -      51,049        17,017     113,077         887,740
    Office & Facility                       21       7,175         2,345      15,388         223,348
 Research & Development                      -       1,171           395         954         107,008
    Travel & Entertainment                   -       1,430          (421)     20,164         135,330
    Advertising & Promotion                  -       9,865             -      10,575          90,092
    Commissions & Fees                       -           -             -           -          40,000
    Bad Debts (Note 3)                       -      (2,209)            -      (2,209)         72,000
                                   ------------ -----------  ------------ -----------  --------------
 Total Expenses                            660     234,935        62,987     639,629       4,143,592
                                   ------------ -----------  ------------ -----------  --------------
Net Loss from Operations                  (660)   (243,657)      (65,032)   (656,157)     (3,445,262)

 Other Income and Expense
 Other Income
    Interest Earned                          -           -             -           -          17,700
    Debt Forgiveness                         -           -       942,780           -       1,077,730
    Other Income                             -           -             -           -           4,803
                                   ------------ -----------  ------------ -----------  --------------
 Total Other Income                          -           -       942,780           -       1,100,233

 Other Expense
    Interest Expense                    13,255      52,098        36,972     106,779         387,370
    Impairment of Goodwill                   -           -       600,000           -         678,504
    Loss on Sale of Asset                    -           -             -          50              50
    Penalties and Settlements                -           -             -           -           4,513
    Taxes and Licenses                       -           -            15         710             710
                                   ------------ -----------  ------------ -----------  --------------
 Total Other Expense                    13,255      52,098       636,987     107,539       1,071,147
                                   ------------ -----------  ------------ -----------  --------------
 Net Other Income (Expense)            (13,255)    (52,098)      305,793    (107,539)         29,086
                                   ------------ -----------  ------------ -----------  --------------

Net (Loss) Income from Continuing
Operations                           $ (13,915) $ (295,755)   $  240,761  $ (763,696)   $ (3,416,176)
                                   ------------ ------------  ----------- -----------  --------------
 Discontinued Operations
 Income from Discontinued Ops                -       5,952             -      26,514          26,514
   Gain on payment of debt                   -     175,882             -     175,882         175,882
                                   ------------ -----------  ------------ -----------  --------------
Net Income from Discontinued
Operations                           $       -  $  181,834    $        -  $  202,396    $    202,396
                                   ------------ -----------  ------------ -----------  --------------

Net (Loss) Income                    $ (13,915) $ (113,921)   $  240,761  $ (561,300)   $ (3,213,780)
                                   ============ ===========  ============ ===========  ==============

 Weighted average common shares
      outstanding-basic             18,781,680  18,781,680    18,781,680  18,781,680
                                   ============ ===========  ===========  ===========
 Weighted average common shares
       outstanding - diluted        18,781,680  18,781,680    18,781,680  18,781,680
                                   ============ ===========  ===========  ===========

Basic Loss per common share          $      *   $    (0.01)   $     0.01       (0.03)
                                   -----------  -----------  -----------  -----------

Diluted Loss per common share        $      *   $    (0.01)   $     0.01       (0.03)
                                   -----------  -----------  -----------  -----------

                                      F-2

                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICT) EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                  June 30, 2008
                                                   Number of Common  Commons Stock    Additional          Retained Earnings
                                                    Shares           (no par value)   Paid in Capital        (Deficit)        Total
                                                  ----------------------------------------------------------------------------------
 Beginning balance, February 18, 2003 (Inception)               -    $         -      $         -       $          -     $        -

Issuance of stock                                      13,700,000              -        1,119,000                  -      1,119,000
Net income (loss)                                               -              -                -           (626,989)      (626,989)
                                                  ----------------------------------------------------------------------------------
 Balance, December 31, 2003                            13,700,000              -        1,119,000           (626,989)       492,011
                                                  ----------------------------------------------------------------------------------
Issuance of stock for cash                                100,000              -           20,000                  -         20,000
Net income (loss)                                              -               -                -           (298,663)      (298,663)
                                                  ----------------------------------------------------------------------------------
 Balance, December 31, 2004                            13,800,000              -        1,139,000           (925,652)       213,348
                                                  ----------------------------------------------------------------------------------
Issuance of stock for acquisition                         250,000              -           50,000                  -         50,000
Net income (loss)                                               -              -                -           (141,245)      (141,245)
                                                  ----------------------------------------------------------------------------------
 Balance, December 31, 2005                            14,050,000              -        1,189,000         (1,066,897)       122,103
                                                  ----------------------------------------------------------------------------------
Conversion of accrued compensation to stock               470,000              -           77,000                  -         77,000
Conversion of notes payable to stock                    1,250,000              -          250,000                  -        250,000
Exercise of stock options and warrants                    330,000              -           83,000                  -         83,000
Stock compensation                                         30,000              -            9,000                  -          9,000
Issuance of stock for cash                                400,000              -          200,000                  -        200,000
Acquisition of Global Envirotech                        2,161,680              -          648,504                  -        648,504
Net (loss)                                                      -              -                -         (1,264,262)    (1,264,262)
                                                  ----------------------------------------------------------------------------------
 Ending balance, December 31, 2006                     18,691,680              -        2,456,504         (2,331,159)       125,345
                                                  ----------------------------------------------------------------------------------
Issuance of stock for cash                                 90,000              -           45,000                  -         45,000
Stock compensation                                              -              -           84,376                  -         84,376
Net (loss)                                                      -              -                -         (1,123,382)    (1,123,382)
                                                  ----------------------------------------------------------------------------------
 Ending balance, December 31, 2007                     18,781,680              -        2,585,880         (3,454,541)      (868,661)
                                                  ----------------------------------------------------------------------------------

   Net income                                                   -              -                -            240,761        240,761
                                                  ----------------------------------------------------------------------------------
Ending balance, June 30, 2008                          18,781,680  $           -      $ 2,585,880       $ (3,213,780)    $ (627,900)
                                                  ==================================================================================



                                      F-3

                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                 Six Months Ended         February 18, 2003
                                                             June 30,                  (Inception) Through
                                                               2008           2007         June 30, 2008
                                                           -------------- --------------  ----------------
Cash flow from operating activities:
Net Income (Loss)                                              $ 240,761       (561,300)     $ (3,213,780)
Adjustment for net income from discontinued operations                 -       (202,396)         (203,287)
                                                           -------------- --------------  ----------------
Income (Loss) from continuing operations                         240,761       (763,696)       (3,417,067)
Adjustments to reconcile net loss to net cash provided
(used) by operations:
Depreciation                                                       4,864         29,389           130,166
Impairment of goodwill                                           600,000              -           678,504
Non-cash interest expense (including note payable discount)       19,236         39,630           125,610
Non-cash stock compensation expense                                    -         96,999            94,626
Fixed asset write-off                                                  -              -             8,160
Amortization of technology and licenses                           12,153         83,688           756,974
Forgiveness of debt                                             (942,780)             -        (1,077,730)
Bad debt expense                                                       -         (2,209)           72,000
(Gain) on sale of fixed assets                                         -              -                50

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                             -          6,629          (106,346)
Decrease in prepaid expenses                                       6,203         11,846             6,203
Decrease (increase) in other assets                                1,988           (804)            1,988
Increase (decrease) in accounts payable                           10,601       (138,629)           33,862
(Decrease) increase in accrued liabilities                        (9,675)       (13,119)          151,635
Increase (decrease) in accrued compensation                       25,000         (6,250)          157,000
 Net effect of discontinued operations                                 -         58,548           (49,796)
                                                           -------------- --------------  ----------------
Net cash used by operating activities                            (31,649)      (597,978)       (2,434,161)

Cash flow from investing activities:
Loans to officers                                                      -              -          (120,000)
Purchase of fixed assets                                               -              -          (375,699)
Sale of fixed assets                                                   -          2,083             2,083
Acquisition of technology and licenses                                 -              -          (894,607)
Cash paid for Global Envirotech acquisition                            -              -           (30,000)
                                                           -------------- --------------  ----------------
Net cash provided (used) by investing activities                       -          2,083        (1,418,223)

Cash flow from financing activities:
Proceeds from issuance of notes payable                            25,000       370,000         2,109,778
Payments of notes payable                                         (1,209)      (118,375)         (150,335)
Conversion of accrued compensation to stock (non-cash)                 -              -            77,000
Conversion of accounts payable to notes payable (non-cash)             -         64,750            64,750
Proceeds from sale of Qlinks Media Group                                    -   285,000           285,000
Proceeds from sale of stock                                            -         45,000         1,384,000
Proceeds from exercise of stock warrants and options                   -              -            83,000
                                                           -------------- --------------  ----------------
Net cash flow provided by financing activities                    23,791        646,375         3,853,193

                                                           -------------- --------------  ----------------
Net(decrease) increase in cash                                    (7,858)        50,480               809

Cash, Beginning of Period                                          8,667          6,789                 -
                                                           -------------- --------------  ----------------
Cash, End of Period                                            $     809       $ 57,269     $         809
                                                           ============== ==============  ================

Cash paid for interest                                         $  12,424       $ 67,149     $     142,427
                                                           ============== ==============  ================
Cash paid for income taxes                                     $       -       $      -     $           -
                                                           ============== ==============  ================
Supplemental non-cash disclosures:
Officer loan offset against notes payable                      $       -       $      -     $     120,000
                                                           ============== ==============  ================
Stock issuance for ThinkBurst Media asset purchase             $       -       $      -     $      50,000
                                                           ============== ==============  ================
Conversion of notes payable to equity                          $       -       $ 64,750     $     250,000
                                                           ============== ==============  ================
Conversion of accrued compensation to stock                    $       -       $      -     $      77,000
                                                           ============== ==============  ================
Conversion of accounts payable to notes payable                $       -       $      -     $      64,750
                                                           ============== ==============  ================
    Use of fixed assets to pay debt                            $ 274,426       $      -     $     274,426
                                                           ============== ==============  ================

                                      F-4

                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

Cash and Cash Equivalents.

       The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of June 30, 2008, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Fair value of financial instruments.

         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008 and December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Other Comprehensive   Income (Loss).

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Stock-based compensation.

         Beginning January 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123 - revised 2004("SFAS 123R"), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.

The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted and outstanding during the periods presented are fully-vested. The Company did not grant any options during the six months ended June 30, 2008.

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


Recent Accounting Pronouncements

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for us for our fiscal year beginning on January 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 may have on its financial statements.

            In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on its financial position or results of operations.

         In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement will be effective for us for our fiscal year beginning on January 1, 2008, and will permit entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The possible adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

2.       Going Concern

           In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported net income of $240,761 for the six months ended June 30, 2008, and an accumulated deficit of $3,213,780 as of June 30, 2008. At June 30, 2008, the Company's total current liabilities exceed total current assets by $627,900.

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

3.        Goodwill

          During the six months ended June 30, 2008, the Company performed a review of the value of its goodwill which had a carry amount of $600,000. Upon the completion of an impairment review of goodwill, the Company decided to write down goodwill by $600,000. This adjustment resulted primarily from the lack of revenue generated by the Company, the continued cash flow challenges faced by the Company and the Company's suspension of its operations. After the impairment of $600,000, the Company's goodwill, at June 30, 2008, had a value of $0.





4.        Debt

    The Company's debt consists of the following at June 30, 2008:

---------------------------------------------------------------------- -----------------------------
3rd Party Notes:                                                           Principal Balance at
                                                                              June 30, 2008
---------------------------------------------------------------------- -----------------------------
Financial institution - $45,000 revolving line of credit, five year              $36,265
term, due October 2010, 12.25% interest per annum, monthly
payment based upon outstanding balance (approximately $840).
---------------------------------------------------------------------- -----------------------------
Vendor - $60,000 principal. (Former accounts payable balance due                  60,000
converted to note payable).  150 day note due December 31, 2007.
Interest accrued at 14% per annum ($700) per month).
---------------------------------------------------------------------- -----------------------------
Private party - $275,000 principal.  180 day note due December 31,               275,000
2007, subsequently extended to March 28, 2008.  Interest
accrued at 14% annum ($3,208.33 per month)
---------------------------------------------------------------------- -----------------------------
Related Party Notes:
---------------------------------------------------------------------- -----------------------------
James O. Mulford, President and Chief Executive Officer.  $3,000                  $3,000
principal.  110 day note due April 1, 2008.  Interest accrued at
12% per annum ($30 per month).
---------------------------------------------------------------------- -----------------------------
James O. Mulford, President and Chief Executive Officer.  $1,000                   1,000
principal. 90 day note due May 25, 2008. Interest accrued at 12%
per annum. ($10 per month)
---------------------------------------------------------------------- -----------------------------
James O. Mulford, President and Chief Executive Officer.  $1,000                   1,000
principal.  90 day note due June 28, 2008.  Interest accrued at 12%
per annum. ($10 per month)
---------------------------------------------------------------------- -----------------------------
James O. Mulford, President and Chief Executive Officer.  $20,000                  20,000
$20,000 principal. 90 day note due July 23, 2008.  Interest accrued at 12% per annum. ($200 per month)
---------------------------------------------------------------------- -----------------------------
Total Notes                                                                       $396,265
---------------------------------------------------------------------- -----------------------------

         During the six months ended June 30, 2008, the Company transferred property, equipment, technology and licenses with a net value of $274,246 to note holders holding notes totaling a $1,142,550 as payment on the notes. The holders of the notes released the Company from any further obligations under the notes. As a result, the Company recorded a gain of $942,780 on the settlement of the debt.

5.        Stockholders' Deficit

Common Stock.

         During the six months ended June 30, 2008, the Company did not issue any shares of its common stock.

Stock Option Plan

          During the six months ended June 30, 2008, the Company terminated it stock option plan and all outstanding stock options were forfeited.

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


         During the six months ended June 30, 2007, pursuant to the terms of the Plan we granted options to purchase shares of the common voting stock of the corporation to six individuals on January 8, 2007. The options provide for the purchase of 775,000 shares of common voting stock at an exercise price of $0.50 per share. The options are exercisable in increments as they vest to each optionee. The options are exercisable for a period of five years from the date of the vesting of each increment.

The following is a summary of stock option activity under the Plan for the six months ended June 30, 2008:


                                                                                    Weighted-
                                                                                     Average
                                                                     Weighted-      Remaining
                                                                      Average      Contractual
                                                      Number of      Exercise         Term
                                                        Shares         Price         (Years)
                                                     -------------  ------------  --------------
Options outstanding at January 1, 2008                    275,000   $      0.50            5.44
   Options granted                                              0   $      0.00
   Less options forfeited                               (275,000)   $      0.50
   Less options expired                                         0   $      0.00
   Less options exercised                                       0   $      0.00
                                                     -------------  ------------  --------------
Options outstanding at June 30, 2008                            0   $      0.50            0.00
                                                     =============  ============  ==============
Options exercisable at June 30, 2008                            0   $      0.50            0.00
                                                     =============  ============  ==============


         As of June 30, 2008, there was no unrecognized compensation costs related to unvested stock options.

Other Stock Options and Warrants

         All outstanding options and warrants related to notes payable were terminated during the six months ended June 30, 2008 as a result of the Company transfer of property, equipment, technology and licenses to note holders as payment on the notes. The holders of the notes released the Company from any further obligations under the notes and all option and warrant agreements were terminated.

6.    Related Party Transactions

         During the six months ended June 30, 2008, Mr. Mulford, the Chief Executive Officer and President of the Company, loaned the Company funds totaling $25,000, as described in Note 4.

         During the six months ended June 30, 2008, the Company accrued $12,500 of unpaid compensation owed to Mr. Mulford, the Chief Executive Officer and President of the Company.

         During the six months ended June 30, 2008, Mr. Mulford, the Chief Executive Officer and President of the Company, forgave debt totaling $40,460 owed to him by the Company.

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

EXECUTIVE SUMMARY

In late 2007 and early 2008, we could not acquire sufficient capital to sustain our operations with net losses. In addition, our current debt obligations could not be fully serviced. Most of our large debt obligations were due at the end of December 2007. As a result, we initiated discussions with large debt holders to alleviate that debt and certain collateral was repossessed by secured creditors. On February 1, 2008, as result of not being able to service our existing debt load while continuing to execute our business plan, we suspended our operations in the advertising solution business.

During the six months ended June 30, 2008, we transferred property, equipment technology and licenses with a net value of $274,246 to promissory note holders holding notes totaling $1,142,550, as payment on the notes. The holder of the notes released us from any further obligations under the notes

Prior to the suspension of our operations in February 2008, our operations consisted of attempting to deliver electronic kiosk internet and other media based targeted advertising solutions for our clients through the usage of multi-channel venues. We focused our efforts, on behalf of our clients, on Communities of Interest (COI), which are those areas where the consumer lives and shops. We offered solutions through such channels as, print, internet, indoor and outdoor digital signage, cell phone, e-mail and text messaging. We focused our efforts on marketing to consumer packaged goods (CPG) retailers, distributors, and manufacturers.

During the period reported, our management has been focusing its efforts on securing financing to pay outstanding debts and evaluating future business activities in the advertising arena and the restart of its business plan. We need to fund the deficits in operating capital through debt or private placements of our common stock, which is our sole source of liquidity.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007

Revenue

During the six months ended June 30, 2008 and 2007, we did not recognize any revenues from our continuing operations.

Costs of Revenue

During the six months ended June 30, 2008, we incurred costs of revenues of $2,045 as compared to cost of revenues of $16,528 during the six months ended June 30, 2007. The decrease is a result of our cessation of operations, as discussed above.

Operating Expenses

During the six months ended June 30, 2008, we incurred operating expenses of $62,987 compared to operating expenses of $639,629 during the six months ended June 30, 2007. The decrease of $576,642 is a result of the cessation of operations in February 2008.

Other Income (Expense)

During the six months ended June 30, 2008, we relinquished security in the form of property, equipment, technology and licenses with a net value of $274,246 to secured promissory note holders holding notes, totaling $1,142,550, as settlement on the notes. The holders of the notes released us from any further obligations under the notes. As a result, we recorded a gain of $942,780 on the settlement of the debt.

Interest expense for the six months ended June 30, 2008 decreased by $69,807 to $36,972 compared to $106,779 for the six months ended June 30, 2007. The decrease is as a result of the cancellation of our notes payable as discussed above.

During the six months ended June 30, 2008, we performed a review of the value of goodwill which had a carry amount of $600,000. Upon the completion of an impairment review of goodwill, we decided to write down goodwill by $600,000. This adjustment resulted primarily from the lack of revenue generated by us, our continued cash flow challenges and the suspension of our operations. After the impairment of $600,000, our goodwill, at June 30, 2008, had a value of $0.

Net Loss

During the six months ended June 30, 2008, we recognized a net income of $240,761 compared to a net loss of $561,300 for the six months ended June 30, 2007. The change of $802,061 was a primarily a result of the $576,642 decrease in operating expenses, the $942,780 gain on the settlement of debt offset by the $413,332 increase in other expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007.

Revenue

During the three months ended June 30, 2008 and 2007, we did not recognize any revenues from our continuing operations.

Costs of Revenue

During the three months ended June 30, 2008, we incurred costs of revenues of $0 as compared to cost of revenues of $8,722 during the three months ended June 30, 2007. The decrease is a result of our cessation of operations, as discussed above.

Operating Expenses

During the three months ended June 30, 2008, we incurred operating expenses of $660 compared to operating expenses of $234,935 during the three months ended June 30, 2007. The decrease of $234,275 is a result of the cessation of operations in February 2008.

Other Income (Expense)

Interest expense for the three months ended June 30, 2008 decreased by $38,843 to $13,255 compared to $52,098 for the three months ended June 30, 2007. The decrease is as a result of the cancellation of our notes payable in first quarter 2008.

Net Loss

During the three months ended June 30, 2008, we recognized a net loss of $13,915 compared to a net loss of $113,921 for the three months ended June 30, 2007. The change of $100,006 was primarily result of our cessation of operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had total assets of $809 consisting solely of cash on hand and we had total liabilities, all current, of $628,709 for a working capital deficit of approximately $627,900.

Net cash used by operating activities for the six months ended June 30, 2008 and 2007, respectively, was $31,649 and $597,978. During the six months ended June 30, 2008, net income of $240,761 was adjusted for non-cash items consisting of $4,864 in depreciation expense, $600,000 impairment of goodwill, $19,236 in non-cash interest expense, $12,153 in amortization expense and $942,780 gain on the settlement of debt.

During the six months ended June 30, 2007, net losses of $561,300 were adjusted for non-cash items consisting of $202,396 net income from discontinued operations, $29,389 in depreciation expense, $39,630 in non-cash interest expense, $96,999 in non-cash stock compensation expense, $83,688 in amortization expenses and $2,209 in non-cash bad debt recovery.

During the six months ended June 30, 2008, we did not have funds provided by or used for investing activities. During the six months ended June 30, 2007, we used $2,083 in investing activities.

During the six months ended June 30, 2008, we provided $23,791 from our financing activities. During the six months ended June 30, 2007, we provide $646,375 from our financing activities.

During the six months ended June 30, 2008, Mr. Mulford, our Chief Executive Officer and President, loaned us funds totaling $25,000. The 12% promissory notes have due dates ranging from April 1, 2008 through July 23, 2008.

During the six months ended June 30, 2008, we transferred property, equipment, technology and licenses with a net value of $274,246 to promissory note holders holding notes totaling a $1,142,550, as payment on the notes. The holders of the notes released us from any further obligations under the notes. As a result, we recorded a gain of $942,780 on the settlement of the debt.

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

In our financial statements for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal six months ended June 30, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2008, we had a working capital deficit of approximately $627,900 and reported an accumulated deficit of $3,213,780.

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

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and we are currently evaluating the impact of adoption.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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





                                             QLINKS AMERICA, INC.
                                                        (Registrant)



Dated: August 19, 2008                     By: /s/Denis Iler
                                              ------------------------
                                                 Denis Iler, President

                                           By: /s/Jeff Huitt
                                              ------------------------
                                                  Jeff Huitt,
                                                  Principal Accounting Officer