Form 10-Q
period 2008-09-30
QLINKS AMERICA, INC.
filed 2008-11-21
CIK 1216014

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING

                          Commission File No. 0-24081

                   Form 10-QSB for Period Ended: September 30, 2008

PART - I - Registrant Information

                              QLINKS AMERICA, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                               CIK No. 0001216014

                   2000 Wadsworth PMB 179, Lakewood, CO   80124
              ------------------------------------------ ---------
               (Address of principal executive offices) (Zip Code)




PART II - Rules 12-b25 (b) and (c)

         If the subject report could not be filed without unreasonable effort or expense, and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.
(Check box if appropriate)

         (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

         (b) The subject annual report, semi-annual report, transition report on form 10-Q, Form 20-F, 11-K, or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date, or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date;

         (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

Part III - Narrative

         State below, in reasonable detail, the reasons why Form 10-K and form 10-QSB, 20-F, 1-K, 10-Q, and Form N-SAR, or the transition report or portion thereof could not be filed within the prescribed period.

     The financial statements are not yet completed and cannot be completed by the required filing date without unreasonable cost and effort.

Part IV - Other Information

         (1) Name and telephone number of person to contact in regard to this notification:

                Denis Iler  (303) 328-3290

         (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                  Yes

         (3) It is anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be effected by the earnings statements to be included in the subject report or portion thereof?

                  No

     QLINKS, INC. has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: November 13, 2008                QLINKS AMERICA, INC.


                                           /s/Denis Iler
                                           -------------------------------------
                                           Denis Iler, President