Form 10-Q/A
period 2008-09-30
QLINKS AMERICA, INC.
filed 2008-12-01
CIK 1216014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q/A
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

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

                                 P.O. Box 631837
                                 ---------------
                            Highlands Ranch, CO 80163
                 -----------------------------------------------
                    (Address of principal executive offices)

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

As of November 18, 2008, there were 64,781,680 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page

         Balance Sheets -September 30, 2008 and December 31, 2007                                      1

         Statements of Operations  -
                  Nine and Three  months ended  September  30, 2008 and 2007 and the Period from July 5, 2006 (inception) through
                  September 30, 2008                                                                   2

         Statement of Changes in Stockholders' Equity (Deficit) -
                  September 30, 2008                                                                   3

         Statements of Cash Flows -
                  Nine months ended  September  30, 2008 and 2007 and the Period from July 5, 2006 (inception) through
                  September 30, 2008                                                                   4

         Notes to Financial Statements                                                                 5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                                       15

Item 4T.  Controls and Procedures                                                                     15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                            16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                  17

Item 3.  Defaults Upon Senior Securities - Not Applicable                                             17

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                         17

Item 5.  Other Information - Not Applicable                                                           17

Item 6.  Exhibits                                                                                     18

SIGNATURES                                                                                            19


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


               QLINKS AMERICA, INC.
          (A Development Stage Company)
                  BALANCE SHEETS


                                                   September 30, 2008    December 31, 2007
                                                   -----------------------------------
                                                     (Unaudited)             (Audited)
ASSETS
Current Assets
         Cash                                                  $ 83           $ 8,667
         Prepaid Expenses                                                       6,203
                                                   ----------------- -----------------
   Total Current Assets                                          83            14,870
                                                   ----------------- -----------------
Fixed Assets
Fixed Assets - Cost                                               -           344,672
        Accumulated Depreciation                                  -          (115,201
                                                   ----------------- -----------------
   Fixed Assets, Net                                              -           229,471
                                                   ----------------- -----------------
Amortizable Intangible Assets
         Technology & Licenses                                    -           729,150
         Accumulated Amortization                                 -          (684,375)
                                                   ----------------- -----------------
   Amortizable Intangible Assets, net                             -            44,775
                                                   ----------------- -----------------
Other Assets
        Goodwill                                                  -           600,000
        Deposits                                                  -             1,988
                                                   ----------------- -----------------
   Total Other Assets                                             -           601,988
                                                   ----------------- -----------------

                                                   ----------------- -----------------
TOTAL ASSETS                                         $           83   $       891,104
                                                   ================= =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Liabilities
      Current Liabilities
Accounts Payable                                           $ 29,142          $ 23,261
Accrued Liabilities                                               -            39,558
Unpaid Compensation                                               -           132,000
Accrued Interest                                             19,651            43,628
Notes Payable                                               347,075         1,521,318
                                                   ----------------- -------------------
         Total  Liabilities, All Current                    395,868         1,759,765
                                                   ----------------- -----------------
   Stockholders' Deficit
Common  Stock,  no par value  (100,000,000
shares  authorized,  64,781,680  and
18,791,680  outstanding  as  of
September  30,  2008  and  December  31,  2007,
respectively)                                                     -                 -
Subscription Receivable                                     (69,000)                -
      Additional Paid in Capital                          2,865,513         2,585,880
      Retained Earnings (Deficit)                        (3,192,298)       (3,454,541)
                                                   ----------------- -----------------
   Total Stockholders' Deficit                             (395,785)         (868,661)
                                                   ----------------- -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $ 83         $ 891,104
                                                   ================= =================

The accompanying notes are an integral part of these financial statements.

                                      1


                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATION
                                   (Unaudited)

                                     Three Months Ended         Nine Months Ended      February 18, 2003
                                        September 30,             September 30,          (Inception) Through
                                      2008         2007         2008        2007       September 30, 2008
                                   ------------ -----------  ------------------------  --------------
 Revenue                                   $ -         $ -           $ -         $ -       $ 792,110

 Cost of Revenue
    Supplies and Materials                   -       3,446             -       3,706          40,806
    Merchant Services                        -           -             -           -          18,070
    Equipment Leasing                        -       6,135         2,045      22,404          34,904
                                   ------------ -----------  ------------------------  --------------
 Total Cost of Revenue                       -       9,581         2,045      26,110          93,780
                                   ------------ -----------  ------------------------  --------------
 Gross Profit                                -      (9,581)       (2,045)    (26,110)        698,330

 Expenses
 Compensation & Benefits                     -      85,409        31,184     554,791       1,572,355
    Professional Fees                      680      53,129        13,147      65,427       1,017,273
    Depreciation & Amortization              -      51,050        17,017     164,127         887,740
    Office & Facility                        -       5,400         1,924      20,787         222,927
 Research & Development                      -       8,914           395       9,868         107,010
    Travel & Entertainment                   -       2,571             -      22,735         135,751
    Advertising & Promotion                  -           -             -      10,575          90,092
    Commissions & Fees                       -           -             -           -          40,000
    Bad Debts (Note 3)                       -           -             -      (2,209)         72,000
                                   ------------ -----------  ------------------------  --------------
 Total Expenses                            680     206,473        63,667     846,101       4,145,148
                                   ------------ -----------  ------------------------  --------------
Net Loss from Operations                  (680)   (216,054)      (65,712)   (872,211)     (3,446,818)

 Other Income and Expense
 Other Income
    Interest Earned                          -           -             -           -          17,700
    Debt Forgiveness                    34,960           -       977,740           -       1,112,690
    Other Income                             -           -             -           -           4,803
                                   ------------ -----------  ------------------------  --------------
 Total Other Income                     34,960           -       977,740           -       1,135,193

 Other Expense
    Interest Expense                    12,798      51,367        49,770     158,146         400,168
    Impairment of Goodwill                   -           -       600,000           -         678,504
    Loss on Sale of Asset                    -           -             -          50              50
    Penalties and Settlements                -           -             -           -           4,513
    Taxes and Licenses                       -           -            15         710             725
                                   ------------ -----------  ------------------------  --------------
 Total Other Expense                    12,798      51,367       649,785     158,906       1,083,960
                                   ------------------------  ------------------------  --------------
 Net Other Income (Expense)             22,162     (51,367)      327,955    (158,906)         51,233
                                   ------------ -----------  ------------------------  --------------
                                   ------------------------------------------------------------------
Net (Loss) Income from Continuing
Operations                            $ 21,482  $ (267,421)    $ 262,243 $ (1,031,117)  $ (3,395,585)
                                   ------------------------------------------------------------------
 Discontinued Operations
 Income from Discontinued Ops                -           -             -      26,514          27,405
   Gain on payment of debt                   -           -             -     175,882         175,882
                                   ------------------------  ------------------------  --------------
Income from Discontinued
Operations                                 $ -         $ -           $ -   $ 202,396       $ 203,287
                                   ------------------------  ------------------------  --------------

                                   ------------------------  ------------------------  --------------
Net (Loss) Income                     $ 21,482  $ (267,421)    $ 262,243  $ (828,721)   $ (3,192,298)
                                   ========================  ========================  ==============
 Weighted average common shares
      outstanding-basic             45,281,680   18,781,680     37,005,724  18,781,680
                                   ============ ===========  ========================
 Weighted average common shares
       outstanding - diluted        45,281,680   18,781,680     37,005,724  18,781,680
                                   ============ ===========  ========================
Basic Loss per common share         $  0.00      $ (0.01)    $      0.01   $   (0.04)
                                   ------------ -----------  ------------------------
                                   ------------ -----------  ------------------------
Diluted Loss per common share       $  0.00      $ (0.01)    $      0.01   $   (0.04)
                                   ------------ -----------  ------------------------

The accompanying notes are an integral part of these financial statements.

                                      2

                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                               September 30, 2008

                                                 Number of     Common Stock  Subscription     Additional    Retained Earnings  Total
                                                 Common Shares (no par value) Receivable   Paid in Capital     (Deficit)
                                                  ----------------------------------------------------------------------------------
Beginning balance, February 18, 2003 (Inception)        -               $ -    $ -              $ -                $ -          $ -



  Issuance of stock                              13,700,000               -     -         1,119,000                  -    1,119,000
  Net income (loss)                                       -               -     -                 -           (626,989)    (626,989
                                                  ----------------------------------------------------------------------------------
Balance, December 31, 2003                       13,700,000               -     -         1,119,000           (626,989)     492,011
                                                  ----------------------------------------------------------------------------------
  Issuance of stock for cash                        100,000               -     -            20,000                  -       20,000
  Net income (loss)                                       -               -                       -           (298,663)    (298,663)
                                                  ----------------------------------------------------------------------------------
Balance, December 31, 2004                       13,800,000               -     -         1,139,000           (925,652)     213,348
 Issuance of stock for acquisition                  250,000               -     -            50,000                  -       50,000
 Net income (loss)                                        -               -     -                 -           (141,245)    (141,245
                                                  ----------------------------------------------------------------------------------
Balance, December 31, 2005                       14,050,000               -     -         1,189,000         (1,066,897)     122,103
                                                  ----------------------------------------------------------------------------------
  Conversion of accrued compensation to stock       470,000               -     -            77,000                  -       77,000
  Conversion of notes payable to stock            1,250,000               -     -           250,000                  -     250,000
  Exercise of stock options and warrants            330,000               -     -            83,000                  -       83,000
  Stock compensation                                 30,000               -     -             9,000                  -        9,000
  Issuance of stock for cash                        400,000               -     -           200,000                  -      200,000
  Acquisition of Global Envirotech                2,161,680               -     -           648,504                  -      648,504
  Net (loss)                                              -               -     -                 -         (1,264,262)  (1,264,262)
                                                  ----------------------------------------------------------------------------------
Ending balance, December 31, 2006                18,691,680               -     -         2,456,504         (2,331,159)     125,345
                                                  ----------------------------------------------------------------------------------
  Issuance of stock for cash                         90,000               -     -            45,000                  -       45,000
  Stock compensation                                      -               -     -            84,376                  -       84,376
  Net (loss)                                              -               -     -                 -         (1,123,382)  (1,123,382)
                                                  ----------------------------------------------------------------------------------
Ending balance, December 31, 2007                18,781,680               -     -         2,585,880         (3,454,541)    (868,661)
                                                  ----------------------------------------------------------------------------------
 Issuance of stock for cash/note receivable      46,000,000               -    (69,000)      94,000                  -       25,000
 Forgiveness of debt owned to former                                                        185,633                         185,633
 officer/director
 Net income                                               -               -     -                 -           262,2436      262,243
                                                  ----------------------------------------------------------------------------------
Ending balance, September 30, 2008               64,781,680               -   $(69,000) $ 2,865,513       $ (3,192,298)  $ (395,785)
                                                  ==================================================================================


The accompanying notes are an integral part of these financial statements.

                QLINKS AMERICA, INC.
          (A Development Stage Company)
            Statements of Cash Flows
                   (Unaudited)

                                                     Nine Months Ended      February 18, 2003
                                                       September 30,      (Inception) Through
                                                     2008        2007       September 30, 2008
                                                  ----------- ------------  --------------
Cash flow from operating activities:
Net Income (Loss)                                  $ 262,243    $(828,721)   $ (3,192,298)
Adjustment for net income from discontinued
 operations                                                -     (202,396)       (203,287)
                                                  ----------- ------------  --------------
Income (Loss) from continuing operations             262,243   (1,031,117)     (3,395,585)
Adjustments to reconcile net loss to net
 cash provided (used) by operations:
Depreciation                                           4,864       43,982         130,166
Impairment of goodwill                               600,000            -         678,504
Non-cash interest expense (including note
 payable discount)                                         -       43,885         106,374
Non-cash stock compensation expense                        -       79,548          94,626
Fixed asset write-off                                      -        8,160           8,160
Amortization of technology and licenses               12,153      120,145         756,974
Forgiveness of debt                                 (978,140)           -      (1,113,090)
Bad debt expense                                           -       (2,209)         72,000
(Gain) on sale of fixed assets                             -            -               -
                                                                                        -
Changes in operating assets and liabilities:                                            -
Decrease (increase) in accounts receivable                 -        6,629        (106,346)
Decrease in prepaid expenses                           6,203       38,781               -
Decrease (increase) in other assets                    1,988            -               -
Increase (decrease) in accounts payable                5,881     (131,757)         30,694
(Decrease) increase in accrued liabilities           (67,272)     (15,807)         96,540
Increase (decrease) in accrued compensation         (132,000)     (12,500)              -
 Net effect of discontinued operations                     -       58,548         (45,609)
                                                  ----------- ------------  --------------
Net cash used by operating activities               (284,080)    (793,712)     (2,686,592)

Cash flow from investing activities:
Loans to officers                                          -            -        (120,000)
Purchase of fixed assets                                   -            -        (375,699)
Sale or other disposition of fixed assets            229,471        2,083         231,554
(Acquisition) disposition of technology and
 licenses                                             44,775            -        (849,832)
Cash paid for Global Envirotech acquisition                -            -         (30,000)
                                                  ----------- ------------  --------------
Net cash provided (used) by investing activities     274,246        2,083      (1,143,977)

Cash flow from financing activities:
Proceeds from issuance of notes payable               26,250      530,266       2,111,028
Payments of notes payable                            (50,000)    (123,125)       (199,126)
Conversion of accrued compensation to stock
 (non-cash)                                                -            -          77,000
Conversion of accounts payable to notes payable
 (non-cash)                                                -       64,750          64,750
Proceeds from sale of Qlinks Media Group                          285,000         285,000
Proceeds from sale of stock                           25,000       45,000       1,409,000
Proceeds from exercise of stock warrants and
 options                                                   -            -          83,000
                                                  ----------- ------------  --------------
Net cash flow provided by financing activities         1,250      801,891       3,830,652

                                                  ----------- ------------  --------------
Net(decrease) increase in cash                        (8,584)      10,262              83

Cash, Beginning of Period                              8,667        6,789               -
                                                  ----------- ------------  --------------
Cash, End of Period                                     $ 83     $ 17,051            $ 83
                                                  =========== ============  ==============
Cash paid for interest                              $ 12,424    $ 108,173       $ 142,427
                                                  =========== ============  ==============
Cash paid for income taxes                               $ -          $ -             $ -
                                                  =========== ============  ==============
Supplemental non-cash disclosures:
Officer loan offset against notes payable                $ -          $ -       $ 120,000
                                                  =========== ============  ==============
Stock issuance for ThinkBurst Media asset purchase       $ -          $ -        $ 50,000
                                                  =========== ============  ==============
Conversion of notes payable to equity                    $ -     $ 64,750       $ 250,000
                                                  =========== ============  ==============
Conversion of accrued compensation to stock              $ -     $ 77,000        $ 77,000
                                                  =========== ============  ==============
Conversion of accounts payable to notes payable          $ -          $ -        $ 64,750
                                                  =========== ============  ==============
    Use of fixed assets to pay debt                $ 274,246          $ -       $ 274,246
                                                  =========== ============  ==============
The accompanying notes are an integral part of these financial statements.

                                       4

                              QLINKS AMERICA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

On August 8, 2008, the Company entered into a Share Purchase Agreement with CS Acquisition IV, LLC ("CSA"). CSA agreed to purchase 46,000,000 shares of common stock for $94,000, $25,000 of which was paid at closing and balance was evidenced by promissory notes due on September 30, 2008.

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

Cash and Cash Equivalents.

       The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of September 30, 2008, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Fair value of financial instruments.

         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008 and December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on its financial position or results of operations.

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

2.       Going Concern

           In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported net income of $262,243 for the nine months ended September 30, 2008, and an accumulated deficit of $3,192,298 as of September 30, 2008. At September 30, 2008, the Company's total current liabilities exceed total current assets by $395,785.

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

3.        Goodwill

          During the nine months ended June 30, 2008, the Company performed a review of the value of its goodwill which had a carry amount of $600,000. Upon the completion of an impairment review of goodwill, the Company decided to write down goodwill by $600,000. This adjustment resulted primarily from the lack of revenue generated by the Company, the continued cash flow challenges faced by the Company and the Company's suspension of its operations. After the impairment of $600,000, the Company's goodwill, at September 30, 2008, had a value of $0.


4.        Debt

    The Company's debt consists of the following at September 30, 2008:

---------------------------------------------------------------------- -----------------------------
3rd Party Notes:                                                           Principal Balance at
                                                                            September 30, 2008
---------------------------------------------------------------------- -----------------------------
Financial institution - $45,000 revolving line of credit, five year              $36,265
---------------------------------------------------------------------- -----------------------------
Vendor - $60,000 principal. (Former accounts payable balance due                  60,000
---------------------------------------------------------------------- -----------------------------
Private party - $275,000 principal.  180 day note due December 31,               250,810
---------------------------------------------------------------------- -----------------------------
Total Notes                                                                      $347,075
---------------------------------------------------------------------- -----------------------------

         During the nine months ended September 30, 2008, the Company transferred property, equipment, technology and licenses with a net value of $274,246 to note holders holding notes totaling a $1,142,550 as payment on the notes. The holders of the notes released the Company from any further obligations under the notes. As a result, the Company recorded a gain of $942,780 on the settlement of the debt.

       During the nine months ended September 30, 2008, the Company paid $25,000 in promissory notes owed to a former officer and director of the Company.

5.        Stockholders' Deficit

Common Stock.

      On August 8, 2008, the Company entered into a Share Purchase Agreement with CS Acquisition IV, LLC ("CSA"). CSA agreed to purchase 46,000,000 shares of common stock for $94,000, $25,000 of which was paid at closing and balance was evidenced by promissory notes due on September 30, 2008.

Paid In Capital

     During the nine months ended September 30, 2008, a former officer and director of the Company forgave accrued payroll of $185,663. This forgiveness of debt has bee treated as a contribution and additional paid in capital has been debted accordingly.

Stock Option Plan

          During  the  nine  months  ended   September  30,  2008,  the  Company
terminated it stock option plan and all outstanding stock options were forfeited.

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

         During the nine months ended September 30, 2007, pursuant to the terms of the Plan we granted options to purchase shares of the common voting stock of the corporation to six individuals on January 8, 2007. The options provide for the purchase of 775,000 shares of common voting stock at an exercise price of $0.50 per share. The options are exercisable in increments as they vest to each optionee. The options are exercisable for a period of five years from the date of the vesting of each increment.

The following is a summary of stock option activity under the Plan for the nine months ended September 30, 2008:


                                                                                    Weighted-
                                                                                     Average
                                                                     Weighted-      Remaining
                                                                      Average      Contractual
                                                      Number of      Exercise         Term
                                                        Shares         Price         (Years)
                                                     -------------  ------------  --------------
Options outstanding at January 1, 2008                    275,000   $      0.50            5.44
   Options granted                                              0   $      0.00
   Less options forfeited                               (275,000)   $      0.50
   Less options expired                                         0   $      0.00
   Less options exercised                                       0   $      0.00
                                                     -------------  ------------  --------------
Options outstanding at September 30, 2008                       0   $      0.50            0.00
                                                     =============  ============  ==============
Options exercisable at September  30, 2008                      0   $      0.50            0.00
                                                     =============  ============  ==============


         As of September 30, 2008, there was no unrecognized compensation costs related to unvested stock options.

Other Stock Options and Warrants

         All outstanding options and warrants related to notes payable were terminated during the nine months ended September 30, 2008 as a result of the Company transfer of property, equipment, technology and licenses to note holders as payment on the notes. The holders of the notes released the Company from any further obligations under the notes and all option and warrant agreements were terminated.

6.    Related Party Transactions

         During the nine months ended September 30, 2008, Mr. Mulford, the Chief Executive Officer and President of the Company, loaned the Company funds totaling $25,000, as described in Note 4.

         During the nine months ended September 30, 2008, the Company accrued $12,500 of unpaid compensation owed to Mr. Mulford, the Chief Executive Officer and President of the Company.

         During the nine months ended September 30, 2008, Mr. Mulford, the Chief Executive Officer and President of the Company, forgave debt totaling $40,460 owed to him by the Company.

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

During the nine months ended September 30, 2008, we transferred property, equipment technology and licenses with a net value of $274,246 to promissory note holders holding notes totaling $1,142,550, as payment on the notes. The holder of the notes released us from any further obligations under the notes

Prior to the suspension of our operations in February 2008, our operations consisted of attempting to deliver electronic kiosk internet and other media based targeted advertising solutions for our clients through the usage of multi-channel venues. We focused our efforts, on behalf of our clients, on Communities of Interest (COI), which are those areas where the consumer lives and shops. We offered solutions through such channels as, print, internet, indoor and outdoor digital signage, cell phone, e-mail and text messaging. We focused our efforts on marketing to consumer packaged goods (CPG) retailers, distributors, and manufacturers.

On August 8, 2008, the Company entered into a Share Purchase Agreement with CS Acquisition IV, LLC ("CSA"). CSA agreed to purchase 46,000,000 shares of common stock for $94,000, $25,000 of which was paid at closing and balance was evidenced by promissory notes due on September 30, 2008.

At this time, our management is focusing its efforts on securing financing to pay outstanding debts and evaluating future business activities in the media arena and the restart of its business plan. We will need to fund the deficits in operating capital through debt or private placements of our common stock, which is our sole source of liquidity.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007

Revenue

During the nine months ended September 30, 2008 and 2007, we did not recognize any revenues from our continuing operations.

Costs of Revenue

During the nine months ended September 30, 2008, we incurred costs of revenues of $2,045 as compared to cost of revenues of $26,110 during the nine months ended September 30, 2007. The decrease is a result of our cessation of operations, as discussed above.

Operating Expenses

During the nine months ended September 30, 2008, we incurred operating expenses of $63,667 compared to operating expenses of $872,211 during the nine months ended September 30, 2007. The decrease of $808,544 is a result of the cessation of operations in February 2008.

Other Income (Expense)

During the nine months ended September 30, 2008, we relinquished security in the form of property, equipment, technology and licenses with a net value of $274,246 to secured promissory note holders holding notes, totaling $1,142,550, as settlement on the notes. The holders of the notes released us from any further obligations under the notes. As a result, we recorded a gain of $942,780 on the settlement of this debt.

During the nine months ended September 30, 2008, we recorded a gain of $34,960 in connection with the forgiveness of debt.

Interest expense for the nine months ended September 30, 2008 decreased by $108,376 to $49,770 compared to $158,146 for the nine months ended September 30, 2007. The decrease is as a result of the cancellation of our notes payable as discussed above.

During the nine months ended September 30, 2008, we performed a review of the value of goodwill which had a carry amount of $600,000. Upon the completion of an impairment review of goodwill, we decided to write down goodwill by $600,000. This adjustment resulted primarily from the lack of revenue generated by us, our continued cash flow challenges and the suspension of our operations. After the impairment of $600,000, our goodwill, at September 30, 2008, had a value of $0.

Net Income (Loss)

During the nine months ended September 30, 2008, we recognized a net income of $262,243 compared to a net loss of $1,031,117 for the nine months ended June 30, 2007. The change of $1,293,360 was a primarily a result of the $808,544 decrease in operating expenses, the $942,780 gain on the settlement of debt offset by the $108,376 decrease in other expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007.

Revenue

During the three months ended September 30, 2008 and 2007, we did not recognize any revenues from our continuing operations.

Costs of Revenue

During the three months ended September 30, 2008, we incurred costs of revenues of $0 as compared to cost of revenues of $9,581 during the three months ended September 30, 2007. The decrease is a result of our cessation of operations, as discussed above.

Operating Expenses

During the three months ended September 30, 2008, we incurred operating expenses of $680 compared to operating expenses of $206,473 during the three months ended September 30, 2007. The decrease of $205,793 is a result of the cessation of operations in February 2008.

Other Income (Expense)

Interest expense for the three months ended September 30, 2008 decreased by $38,569 to $12,798 compared to $51,367 for the three months ended September 30, 2007. The decrease is as a result of the cancellation of our notes payable in first quarter 2008.

Net Income (Loss)

During the three months ended September 30, 2008, we recognized a net income of $21,482 compared to a net loss of $267,421 for the three months ended September 30, 2007. The change of $288,903 was primarily result of our cessation of operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had total assets of $83 consisting soley of cash on hand of $83 and we had total liabilities, all current, of $395,868 for a working capital deficit of approximately $395,785.

Net cash used by operating activities for the nine months ended September 30, 2008 and 2007, respectively, was $284,080 and $597,978. During the nine months ended September 30, 2008, net income of $262,243 was adjusted for non-cash items consisting of $4,864 in depreciation expense, $600,000 impairment of goodwill, $12,153 in amortization expense and $978,140 gain on the settlement of debt.

During the nine months ended June 30, 2007, net losses of $828,721 were adjusted for non-cash items consisting of $202,396 net income from discontinued operations, $43,982 in depreciation expense, $43,885 in non-cash interest expense, $79,548 in non-cash stock compensation expense, $8,160 in fixed asset write-offs, $120,145 in amortization expenses and $2,209 in non-cash bad debt recovery.

During the nine months ended September 30, 2008, we received funds of $274,246 from our investing activities. We received funds of $229,471 from the disposition of our fixed assets and $44,775 in connection with the disposition of licenses and technology. During the nine months ended September 30, 2007, we used $2,083 in investing activities.

During the nine months ended September 30, 2008, we received $1,250 from our financing activities. During the nine months ended September 30, 2007, we received $801,8891from our financing activities.

During the six  months  ended  June 30,  2008,  Mr.  Mulford,  our former  Chief
Executive Officer and President, loaned us funds totaling $25,000. The 12% promissory notes have due dates ranging from April 1, 2008 through July 23, 2008. During the quarter ended September 30, 2008, Mr. Mulford was paid in full.

During the nine months ended September 30, 2008, a former officer/director of the Company forgave accrued payroll owed to him of $185,663. This forgiveness of debt has been treated as a contribution and additional paid in capital has been debited accordingly.

During the nine months ended September 30, 2008, we transferred property, equipment, technology and licenses with a net value of $274,246 to promissory note holders holding notes totaling a $1,142,550, as payment on the notes. The holders of the notes released us from any further obligations under the notes. As a result, we recorded a gain of $942,780 on the settlement of the debt.

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

In our financial statements for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal nine months ended September 30, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2008, we had a working capital deficit of approximately $326,785 and reported an accumulated deficit of $3,006,665.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our chief executive officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


 PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from July1, 2008 through September 30, 2008.

   DATE OF SALE       TITLE OF SECURITIES      NO. OF SHARES
                                                                       CONSIDERATION          CLASS OF PURCHASER
------------------- ------------------------- ---------------- ------------------------------ ----------------------------------
8/22/2008           Common Stock              46,000,000       $94,000                        Business Associate
------------------- ------------------------- ---------------- ------------------------------ ----------------------------------

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Financial  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              QLINKS AMERICA, INC.
                                  (Registrant)



Dated: December 1, 2008      By: /s/Denis Iler
                                 ----------------------------------
                                     Denis Iler President &
                                     Chief Executive Officer


                              By: /s/ Jeffrey Huitt
                                  ----------------------------------
                                      Jeffrey Huitt, Chief Financial Officer